Form 10-Q
period 1995-03-31
RECOTON CORP
filed 1995-05-12
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 for the quarterly period

    ended March 31, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 for the transition period
    from             to           .


                                   0-5860
                            (Commission file number)

                         Recoton Corporation
     (Exact name of registrant as specified in its charter)

           New York                                  11-1771737
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

              2950 Lake Emma Road, Lake Mary, Florida 32746
    Address of principal executive offices, including zip code)

                                407-333-8900
  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
          YES      X                   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date:

                                              Outstanding as of
    Class                                       April 26, 1995

    Common stock, par
    value $.20 a share                           10,680,606

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                RECOTON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,    December 31,
                     ASSETS                           1995           1994
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                      $ 19,870,921    $ 15,475,022
  Accounts receivable (less allowance for
     possible loss of $1,007,000 in 1995 and
     $989,000 in 1994)                             25,930,926      35,579,805
  Inventories                                      46,163,668      43,669,443
  Prepaid expenses and other current assets         4,165,473       4,299,719

            Total current assets                   96,130,988      99,023,989

Property and equipment (less accumulated
  depreciation and amortization of $6,220,167
  in 1995 and $5,854,299 in 1994)                  14,121,676      12,947,992
Other assets                                        6,846,235       6,791,750

            T O T A L                            $117,098,899    $118,763,731

                  LIABILITIES

Current liabilities:
  Current portion of long-term debt              $    866,856    $    863,471
  Accounts payable                                  6,747,447       8,944,083
  Accrued expenses                                  3,293,092       4,117,191
  Income taxes payable                              1,939,059       1,876,398

            Total current liabilities              12,846,454      15,801,143

Long-term debt (less current portion above)         5,002,894       5,220,899
Deferred compensation and other noncurrent
  liabilities                                       1,111,679       1,108,222

            Total liabilities                      18,961,027      22,130,264

            STOCKHOLDERS' EQUITY

Common stock - $.20 par value each - authorized
  16,000,000 shares; issued 11,806,217 shares in
  1995 and 11,793,198 shares in 1994                2,361,243       2,358,640
Additional paid-in capital                         64,439,153      64,393,649
Retained earnings                                  35,874,130      33,744,271
Cumulative foreign currency translation
  adjustment                                         (359,882)       (380,624)

                                                  102,314,644     100,115,936
Treasury stock - 1,116,115 shares in 1995 and
  1,073,859 shares in 1994, at cost                (4,176,772)     (3,482,469)

            Total stockholders' equity             98,137,872      96,633,467

            T O T A L                            $117,098,899    $118,763,731

                 The attached notes are made a part hereof.



                                     RECOTON CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)



                                                         Three Months Ended
                                                               March 31,
                                                         1995          1994

Net sales                                             $36,953,481   $29,044,732
Cost of goods sold                                     22,794,964    16,933,732

Gross profit                                           14,158,517    12,111,000

Selling, general and administrative expenses           11,457,033     9,593,945
Interest expense                                           72,974       292,721
Investment (income)                                      (205,349)       (3,161)

        T o t a l                                      11,324,658     9,883,505


Income before income taxes                              2,833,859     2,227,495

Income tax provision                                      704,000       758,000

NET INCOME                                            $ 2,129,859   $ 1,469,495

Earnings per common share:
  Primary                                                  $.19          $.17*

  Assuming full dilution                                   $.19          $.17*

Number of shares used in computing
per share amounts:
  Primary                                              11,202,000    8,617,000*

  Assuming full dilution                               11,202,000    8,632,000*

Dividends                                                 NONE          NONE

*  Restated to give retroactive effect to the share distribution effected in the form of a 50% stock dividend in July 1994.

              The attached notes are made a part hereof.

                        RECOTON CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1995         1994

Cash flows from operating activities:
  Net income                                         $  2,129,859  $ 1,469,495

  Adjustments to reconcile results of operations
  to net cash provided by operating activities:
    Depreciation and amortization                         686,335      604,111
    Provision for losses on accounts receivable            59,012       59,440
    Deferred income taxes                                 (61,000)
    Net change in asset and liability accounts:
      Accounts receivable                               9,753,351    7,342,546
      Inventory                                        (2,131,188)  (6,127,338)
      Prepaid expenses and other current assets           118,386   (1,440,032)
      Other assets                                        (59,969)     (33,911)
      Accounts payable and accrued expenses            (3,020,780)   1,186,839
      Income taxes payable                                 62,614      150,874
      Deferred compensation and other noncurrent
        liabilities                                         3,456       (7,500)

          Total adjustments                             5,410,217    1,735,029

          Net cash provided by operating activities     7,540,076    3,204,524

Cash flows from investing activities:
  Expenditures for property and equipment              (1,582,874)    (719,071)
  Net assets acquired from Ampersand                     (711,887)

          Net cash used for investing activities       (2,294,761)    (719,071)

Cash flows from financing activities:
  Net repayments under credit agreements                            (1,800,000)
  Repayment of long-term bank borrowings                 (214,620)    (322,918)
  Proceeds from exercise of stock options                  19,821       71,579
  Income tax benefit applicable to exercise
    of stock options                                        2,500      473,200
  Purchases of treasury stock                            (668,517)     (17,284)

          Net cash used for financing activities         (860,816)  (1,595,423)

Effect of foreign exchange rate changes on cash            11,400      (39,024)

NET INCREASE IN CASH AND CASH EQUIVALENTS               4,395,899      851,006


Cash and cash equivalents - January 1                   15,475,022   4,187,555

CASH AND CASH EQUIVALENTS - MARCH 31                   $19,870,921 $ 5,038,561

Supplemental disclosures of cash paid for:
  Interest                                             $   114,949 $   286,670

  Income taxes                                         $   699,900 $   130,738

Noncash financing activities:

  In connection with the exercise of incentive stock options in 1995, 9,602 shares of common stock were issued in exchange for 1,540 shares of previously issued common stock with a market value of $25,786.

        The attached notes are made a part hereof.


              RECOTON CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1995




NOTE A - The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1994, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


NOTE B - The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company's sales and earnings have been higher in the second half of each year.


NOTE C - Inventory at March 31, 1995 is comprised of:

           Raw materials and work-in-process     $15,108,663
           Finished goods                         26,551,066
           Merchandise in-transit                  4,503,939

                T o t a l                        $46,163,668


NOTE D - Segment Information:

         Information applicable to the Company's foreign operations in Hong Kong and Canada for the three months ended
March 31, 1995 is summarized as follows:


                              Consolidated           U.S.           Hong Kong         Canada

           Net sales          $ 36,953,481       $ 29,479,526       $4,749,485       $2,724,470

           Pre-tax income
             (loss)           $  2,833,859       $  1,198,193       $1,682,301       $  (46,635)

           Identifiable
             assets           $117,098,899       $101,158,044       $9,324,745       $6,616,110


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Comparison of the quarters ended March 31, 1995 and 1994:

Results of Operations

     Net sales for the first quarter of 1995 increased by 27% to $36,953,000 from $29,045,000 in the same period in 1994. The sales increase is attributable to strong sales of the Company's various consumer electronics product lines, continued growth of the Company's 900 MHz wireless products, growth in new product areas including cellular phones and computer accessories, and strong increases in Recoton Canada's and Recoton Far East's OEM product sales.

     Gross profit increased by approximately $2,048,000 in the first quarter of 1995 as compared to the comparable period in 1994, but decreased as a percentage of net sales from 41.7% to 38.3%. The percentage decrease was due primarily to a change in product mix, including increased sales of OEM products. Compared to sales to retail customers, sales to OEM customers typically carry lower gross margins, yet have lower associated selling expenses.

     Selling, general and administrative expenses increased in 1995 primarily because of selling expenses related to the increased sales volume. However, overall selling, general and administrative expenses as a percent of net sales decreased by 2% as compared to the same period in 1994. The percentage decrease was primarily due to increased operating efficiencies, as well as an increased proportion of sales to OEM customers.

     Interest expense decreased by approximately $220,000 in the first quarter of 1995 due to the repayment of short-term borrowings from the proceeds of the public offering of the Company's Common Stock concluded in April 1994.

     Investment income increased by approximately $202,000 in the first quarter of 1995. The increase in investment income resulted from the investment of a portion of the proceeds from the public offering of the Company's Common Stock in short-term treasury bills and the investment of Recoton Far East's earnings in certificates of deposit.

     The effective income tax rate decreased to 24.8% in 1995 from 34% in 1994. The primary factor for the reduction in the effective income tax rate is the income earned by the Company's
Hong Kong subsidiary, which is taxed at 16.5%.

     For the three months ended March 31, 1995, primary and fully-diluted earnings per share were $.19 based on 11,202,000 average shares outstanding (on both a primary and fully-diluted basis). For the comparable three months of 1994, primary and fully-diluted earnings per share were $.17 based on 8,617,000 (8,632,000 on a fully-diluted basis) average shares outstanding. The 1994 calculations have been adjusted to reflect the share distribution effected in the form of a 50% stock dividend distributed by the Company in July 1994. The increase in average shares outstanding primarily results from the shares sold in the public offering of the Company's Common Stock in April 1994. As a result of the offering, the Company's outstanding Common Stock increased by approximately 30%.

Liquidity and Capital Resources


      As of March 31, 1995, the Company has available approximately $19.9 million in cash and cash equivalents, working capital of approximately $83.3 million, and stockholders' equity in excess of $98 million. The Company continues to maintain lines of credit of $45 million with three banks, plus another $5 million line of credit, which can only be used for acquisition purposes, any of which may be terminated by such banks at any time.

     On October 4, 1993, the Company converted to medium- and long-term financing approximately $5 million of short-term debt assumed as part of the Ambico acquisition or incurred as part of the construction of the building addition at the Company's Lake Mary, Florida facility.

     In June and August of 1994, the Company purchased approximately 30 acres of land in Lake Mary, Florida on which it is constructing a new 245,000 square foot warehouse building. The estimated cost for the land and building construction is approximately $5 million of which approximately $2.6 million had been incurred as of March 31, 1995. The Company intends to finance the completion of the warehouse construction primarily through existing cash resources.

     In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding Common Stock. In December 1994, 4,000 shares were repurchased for $68,000 and, in February 1995, an additional 40,000 shares were repurchased for $655,000.

     In September 1994, Recoton purchased selected assets and assumed certain liabilities of Sound Quest, Inc., a leading supplier of car audio installation and accessory products, for a purchase price of approximately $2.5 million plus additional contingent payments over five years, not to exceed $1.15 million. After this acquisition, Sound Quest's assumed bank loans of approximately $1.175 million were repaid.

     In February 1995, Recoton purchased selected assets of Ampersand, a division of Ampco Industries, Inc., of Chatsworth,
California, at a cost of approximately $722,000. Ampersand is a manufacturer and supplier of car stereo installation accessories.

     In April 1995, Recoton announced the formation of a subsidiary corporation named The Audio Group, Inc., to be located in Chatsworth, California. The wholly-owned subsidiary will develop and market speaker products.

     In May 1995, Recoton announced that it signed a letter of intent to purchase substantially all the assets of STD Holding Limited, a Hong Kong based international manufacturer and marketer of multi-media and computer accessories, including video game joy sticks, controllers and accessories, and computer speakers sold under the Interact and Performance brand names.

     The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     (a) Strand Services Corp. v. Recoton Corp, et. al. As noted in the Company's Form 10-K for the year ended December 31, 1994, the plaintiff and defendants had orally agreed to dismiss the action, without prejudice, but that the stipulation had not yet been filed and was subject to further negotiation at such time. Such stipulation was executed by both parties in May 1995 and is being submitted to the Court for its approval. Pursuant to the stipulation, the action will be dismissed without prejudice to any later re-filing by the plaintiff and all applicable statutes of limitations as respects the plaintiff are tolled from July 22, 1994 (the date the action was commenced) until December 31, 1995 for the claims alleged in the complaint.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:  None.


                           SIGNATURES



          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RECOTON CORPORATION


Date: May 12, 1995                /s/ Herbert H. Borchardt
                                  Herbert H. Borchardt
                                  Co-Chairman of the Board and
                                  Co-Chief Executive Officer



Date: May 12, 1995               /s/ Joseph H. Massot
                                 Joseph H. Massot
                                 Vice President, Treasurer
                                 and Principal Accounting
                                 Officer