Form 10-Q
period 1995-06-30
RECOTON CORP
filed 1995-08-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1995

                               OR

[      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to __________.

                             0-5860
     -----------------------------------------------------
                    (Commission file number)

                       Recoton Corporation
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

           New York                           11-1771737

-------------------------------           -----------------
(State or other jurisdiction of           (L.R.S. Employer
incorporation or organization)            Identification No.)

          2950 Lake Emma Road, Lake Mary, Florida 32746

   ------------------------------------------------------------
   (Address of principal executive offices, including zip code)

                          407-333-8900

   ------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

          YES      X                    NO
                 -----                     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date:

                                        Outstanding as of
          Class                          August 9, 1995
    ----------------                    -----------------
   Common stock, par
   value $.20 a share                    10,693,923


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     RECOTON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                     ASSETS                           1995           1994
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                      $ 13,705,825    $ 15,475,022
  Accounts receivable (less allowance for
     possible loss of $1,153,000 in 1995 and
     $989,000 in 1994)                             28,631,841      35,579,805
  Inventories                                      48,091,940      43,669,443
  Prepaid expenses and other current assets         4,090,304       4,299,719

            Total current assets                   94,519,910      99,023,989

Property and equipment (less accumulated
  depreciation and amortization of $6,726,658
  in 1995 and $5,854,299 in 1994)                  16,588,879      12,947,992
Other assets                                        7,650,200       6,791,750

            T O T A L                            $118,758,989    $118,763,731

                  LIABILITIES

Current liabilities:
  Current portion of long-term debt              $    870,311    $    863,471
  Accounts payable                                  7,708,630       8,944,083
  Accrued expenses                                  2,259,207       4,117,191
  Income taxes payable                              1,677,588       1,876,398

            Total current liabilities              12,515,736      15,801,143

Long-term debt (less current portion above)         4,783,998       5,220,899
Deferred compensation and other noncurrent
  liabilities                                         927,632       1,108,222

            Total liabilities                      18,227,366      22,130,264

            STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each -
  authorized 10,000,000 shares; none issued             --             --
Common stock - $.20 par value each - authorized
  25,000,000 shares; issued 11,813,868 shares in
  1995 and 11,793,198 shares in 1994                2,362,774       2,358,640
Additional paid-in capital                         64,488,193      64,393,649
Retained earnings                                  38,344,879      33,744,271
Cumulative foreign currency translation
  adjustment                                         (293,451)       (380,624)

                                                  104,902,395     100,115,936
Treasury stock - 1,128,011 shares in 1995 and
  1,073,859 shares in 1994, at cost                (4,370,772)     (3,482,469)

            Total stockholders' equity            100,531,623      96,633,467

            T O T A L                            $118,758,989    $118,763,731

                  The attached notes are made a part hereof.



                        RECOTON CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)





                              Three Months Ended               Six Months Ended
                                    June 30,                        June 30,
                               ------------------           -----------------------
                               1995          1994             1995          1994
                               ----          ----             ----          ----
Net sales                   $42,527,744  $34,221,362       $79,481,225   $63,266,094
Cost of goods sold           27,233,105   20,109,833        50,028,069    37,043,565

Gross profit                 15,294,639   14,111,529        29,453,156    26,222,529

Selling, general and
  administrative expenses    12,117,080   11,227,078        23,574,113    20,821,023
Interest expense                 56,151      141,404           129,125       434,125
Investment (income)            (214,342)    (211,703)         (419,691)     (214,864)

        T o t a l            11,958,889   11,156,779        23,283,547    21,040,284


Income before income taxes    3,335,750    2,954,750         6,169,609     5,182,245

Income tax provision            865,000      829,000         1,569,000     1,587,000

NET INCOME                  $ 2,470,750  $ 2,125,750       $ 4,600,609   $ 3,595,245

Earnings per common share:
  Primary                        $.22        $.19              $.41          $.36

  Assuming full dilution         $.22        $.19              $.41          $.36


Number of shares used in
computing per share amounts:
  Primary                    11,200,000   11,127,000        11,201,000     9,897,000

  Assuming full dilution     11,273,000   11,135,000        11,285,000     9,909,000

  Dividends                      NONE         NONE              NONE           NONE


                     The attached notes are made a part hereof.

                 RECOTON CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                          Six Months Ended
                                                               June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1995         1994

Cash flows from operating activities:
 Net income                                          $  4,600,609  $ 3,595,245

 Adjustments to reconcile results of operations
 to net cash provided by operating activities:
   Depreciation and amortization                        1,405,790    1,201,270
   Provision for losses on accounts receivable            218,260      118,602
   Deferred income taxes                                 (166,700)    (175,000)
   Net change in asset and liability accounts:
     Accounts receivable                                6,940,192    6,239,131
     Inventory                                         (3,986,509) (15,998,980)
     Prepaid expenses and other current assets                645   (2,149,645)
     Other assets                                        (316,141)      (5,470)
     Accounts payable and accrued expenses             (3,616,203)   3,744,653
     Income taxes payable                                (165,195)     133,925
     Deferred compensation and other noncurrent
       liabilities                                         24,218      (15,001)

         Total adjustments                                338,357   (6,906,515)

         Net cash used for operating activities         4,938,966   (3,311,270)

Cash flows from investing activities:
 Expenditures for property and equipment               (4,553,145)  (2,879,143)
 Expenditures for trademarks, patents and
   intellectual property                                 (414,250)     (51,155)
 Net assets acquired from Ampersand                      (711,887)

         Net cash used for investing activities        (5,679,282)  (2,930,298)

Cash flows from financing activities:
 Net repayments under credit agreements                            (20,800,000)
 Repayment of long-term bank borrowings                  (430,061)    (872,675)
 Proceeds from public offering of common stock                      46,527,098
 Income tax benefit applicable to exercise
   of stock options                                         2,300      473,200
 Proceeds from exercise of stock options                   70,592       90,444
 Purchases of treasury stock                             (668,517)     (49,311)

         Net cash provided by (used for)
           financing activities                        (1,025,686)  25,368,756

Effect of foreign exchange rate changes on cash            (3,195)     (24,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  (CARRIED FORWARD)                                    (1,769,197)  19,103,009

                           RECOTON CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                         -2-




                                                           Six Months Ended
                                                               June 30,
                                                           1995        1994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 (BROUGHT FORWARD)                                    $(1,769,197)   $19,103,009

Cash and cash equivalents - January 1                  15,475,022      4,187,555

CASH AND CASH EQUIVALENTS - JUNE 30                   $13,705,825    $23,290,564

Supplemental disclosures of cash paid for:
 Interest                                             $   227,125    $   465,353

 Income taxes                                         $ 1,893,237    $ 1,159,585


Noncash financing activities:
In connection with the exercise of incentive stock options in 1995, 9,602 shares of common stock were issued in exchange for 1,540 shares of previously issued common stock with a market value of $25,786.

In April 1995, 11,896 shares of treasury stock with a market value of $194,000 were acquired in consideration for the cancellation of a loan receivable.

                  The attached notes are made a part hereof.

                     RECOTON CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995



NOTE A - The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1994, included in its annual report. Such statements should be read in conjunction with the data herein.


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


NOTE C - Inventory at June 30, 1995 is comprised of:

           Raw materials and work-in-process     $15,276,019
           Finished goods                         27,585,482
           Merchandise in-transit                  5,230,439

                T o t a l                        $48,091,940


NOTE D - Segment Information:

         Information applicable to the Company's foreign operations in Hong Kong and Canada for the three and six months ended June 30, 1995 is summarized as follows:

                            Three Months Ended June 30, 1995
                   Consolidated     U.S.      Hong Kong    Canada
                   ------------ ------------ ----------- ----------
Net sales          $ 42,527,744  $ 34,363,960  $ 4,825,155  $3,338,629

Pre-tax income     $  3,335,750  $  1,393,544  $ 1,847,597  $   94,609


                           Six Months Ended June 30,1995
                   Consolidated     U.S.      Hong Kong    Canada
                   ------------ ------------ ----------- ----------
Net sales          $ 79,481,225 $ 63,843,486 $ 9,574,640 $6,063,099

Pre-tax income     $  6,169,609 $  2,591,737 $ 3,529,898 $   47,974


Identifiable
  assets at
  June 30, 1995    $118,758,989 $ 99,625,777 $11,373,081 $7,760,131

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of the quarters ended June 30, 1995 and 1994 and the six-month periods ended June 30, 1995 and 1994:

                      Results of Operations

     Net sales for the second quarter of 1995 increased by 24% to $42,528,000 from $34,221,000 in the same period in 1994. For the six-month period, net sales increased by 26% to $79,481,000 in 1995 from $63,266,000 in 1994. The sales increase is attributable to increased unit sales of the Company's various consumer electronics product lines, continued growth of the Company's 900 MHz wireless products, growth in new product areas including cellular phones and computer accessories, sales generated by the Sound Quest and Ampersand product lines, which began contributing to Company sales in 1995, and strong increases in Recoton Canada's and Recoton Far East's OEM product sales.

     Gross profit increased by approximately $3,231,000 in the first six months of 1995 as compared to the comparable period in 1994, but decreased as a percentage of net sales from 41.5% to 37.1%. The percentage decrease was due primarily to a change in product mix, including sales of newly introduced cellular phone and remote control products; increased sales of OEM products, which, compared to sales to retail customers, typically carry lower gross margins, yet have lower associated selling expenses; and, to a lesser extent, aggressive pricing aimed at capturing increased market share.

     Selling, general and administrative expenses increased in 1995 primarily because of selling expenses related to the increased sales volume. However, overall selling, general and administrative expenses as a percent of net sales decreased by 3.2% and 4.3% respectively, as compared to the same six-month and three-month periods in 1994. The percentage decreases were due to the increased proportion of sales to OEM customers and increased operating efficiencies.

     Interest expense decreased by approximately $305,000 in the first six months of 1995 due to the repayment of short-term borrowings from the proceeds of the public offering of the Company's Common Stock concluded in April 1994.

     Investment income increased by approximately $205,000 in the first six months of 1995. The increase in investment income resulted from the investment of a portion of the proceeds from the public offering of the Company's Common Stock in short-term treasury bills.

     The effective income tax rate for the six-month period ended
June 30, 1995 decreased to 25.4% from 30.6% in 1994 as a result primarily from the higher proportion of income earned by the Company's Hong Kong subsidiary, which is taxed at 16.5%.

     Earnings per share were $.41 on both a primary and fully-diluted basis for the six months ended June 30, 1995 based on 11,201,000 (11,285,000 on a fully-diluted basis) average shares outstanding. For the comparable six months of 1994, earnings per share were $.36 on both a primary and fully-diluted basis based on 9,879,000 (9,909,000 on a fully-diluted basis) average shares outstanding. The increase in average shares outstanding in 1995 primarily results from the 1,740,000 shares sold in the public offering of the Company's Common Stock in April 1994.
As a result of the offering the Company's outstanding common stock increased by approximately 33%.

                 Liquidity and Capital Resources

     Prior to April 1994, the Company had obtained the funds for increases in working capital, capital expenditures and acquisitions primarily from cash flow from operations, short-term bank lines of credit, long-term financing and normal trade credit. In April 1994, the Company completed a public offering of 1,740,000 shares of Common Stock, raising net proceeds of approximately $46.5 million. The Company immediately repaid all outstanding short-term bank debt. The Company continues to maintain lines of credit of $45 million with three banks, plus another $5 million line of credit which can only be used for acquisition purposes, any of which may be terminated by such banks at any time.

     At June 30, 1995, the Company had working capital of approximately $82.0 million as compared to approximately $83.2 million at December 31, 1994. The significant changes in the components of working capital are the increase in inventories of approximately $4.4 million and the reduction in current liabilities of approximately $3.3 million which were funded by the $6.9 million reduction in accounts receivable. The increased investment in inventory results from the introduction of new products, recently acquired product lines, and anticipated increases in sales volume. The reduction in receivables is due to seasonality. The Company's working capital ratio has increased to 7.6 to 1 at June 30, 1995 from 6.3 to 1 at December 31, 1994.

     In June and August of 1994, the Company purchased approximately 30 acres of land in Lake Mary, Florida on which it is constructing a new 245,000 square foot warehouse building.
The estimated cost for the land and building construction is approximately $6 million of which approximately $4.48 million had been incurred as of June 30, 1995. The Company intends to finance the completion of the warehouse construction primarily through existing cash resources.

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

     In April 1995, Recoton announced the formation of a subsidiary corporation named Christie Design Corporation
(formerly The Audio Group, Inc.) which is located in Chatsworth,
California. The wholly-owned subsidiary will develop and market speaker products. The Company anticipates that it will have to provide approximately $750,000 start-up costs for this subsidiary.

     In May 1995, Recoton announced that it had signed a letter of intent to purchase STD Holding Limited, a Hong Kong based international manufacturer and marketer of multimedia and computer accessories, including video game joy sticks, controllers and accessories and computer speakers sold under the Interact and Performance brand names. While the definitive purchase agreement hasn't been executed, the Company anticipates a closing by late August or early September. While not finalized, the Company anticipates that the payment of the purchase price will be some combination of Recoton's stock and cash. The cash portion of the payout will initially be borrowed under existing bank lines of credit, which the Company intends to subsequently replace by term financing.

     The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     (a) Strand Services Corp. v. Recoton Corp., et. al. As noted in the Company's Form 10-Q for the quarter ended March 31, 1995 a stipulation dismissing the action, without prejudice, had been executed by both parties in May 1995 and was being submitted to the Court for its approval. Such dismissal was approved by the Court on May 24, 1995. Pursuant to the stipulation, the action was dismissed without prejudice to any later re-filing by the plaintiff and all applicable statutes of limitations as respects the plaintiff are tolled from July 22, 1994 (the date the action was commenced) until December 31, 1995 for the claims alleged in the complaint.

     (b) Recoton Corporation v. Chase Technologies, Inc. By complaint filed June 2 1995, the Corporation commenced suit in the United States District Court for the Middle District of Florida against Chase Technologies, Inc. and its parent Home Theater Products International, Inc. for infringement of a patent held by the Corporation covering aspects of 900 MHz wireless speaker technology and for violation of the Lanham Act arising from the use of confusingly similar trade dress. Home Theater has initiated suit against the Corporation in California contending that the Chase products do not infringe such patent and, alternatively, that Recoton's patent is invalid. The Corporation intends to vigorously enforce its rights under its patent and defend the California suit.

     (c) Recoton Corporation v. Gemini Industries, Inc. By complaint filed August 8, 1995, the Corporation commenced suit in the United States District Court for the Middle District of Florida against Gemini Industries, Inc. for infringement by Gemini of a patent held by the Corporation on the CD-20 CD-to-cassette adapter, seeking a judgement of infringement, a preliminary injunction, compensatory damages and enhanced damages, among other remedies.

Item 4.  Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of the Shareholders of the Corporation
was held on June 19, 1995.   Each of the three candidates for the
position of director, Messrs. Irwin S. Friedman, Joseph M. Idy and Joseph H. Massot, were elected. The directors whose term of office continued after the meeting were Messrs. Herbert Borchardt, Robert L. Borchardt, George Calvi, Ronald McPherson, Stuart Mont and Peter Wish.

     The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

      1.  Director election:

               Irwin S. Friedman

                    For: 9,640,762
                    Withhold Authority: 409,620

               Joseph M. Idy

                    For: 9,641,578
                    Withhold Authority: 408,804

               Joseph H. Massot

                    For: 9,698,939
                    Withhold Authority: 351,443

      2.  Authorization of an increase in Common Stock to

          25,000,000 shares

                    For: 9,416,731
                    Against: 617,749
                    Abstain: 15,902
                    Nonvote: 0

      3.  Authorization of a Class of Series
          Preferred Stock

                    For: 6,035,940
                    Against: 2,860,833
                    Abstain: 32,947
                    Nonvote: 1,120,662

      4.  Approval of an amendment to the 1991 Stock Option Plan

                    For: 5,830,639
                    Against: 3,108,698
                    Abstain: 58,834
                    Nonvote: 1,052,211

      5.  Ratification of the appointment of Cornick, Garber &
         Sandler as Independent Auditors for the Fiscal Year
          Ending December 31, 1995

                    For: 9,973,700
                    Against: 31,052
                    Abstain: 45,630
                    Nonvote: 0

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          (3)  Composite Certificate of Incorporation of
               Recoton Corporation, as amended July 25, 1995

          (10)(1) Amendment to the 1991 Stock Option Plan, executed June 19, 1995

     (b)  Reports on Form 8-K:  None.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RECOTON CORPORATION


Date: August 14, 1995                   /s/ Robert L. Borchardt
                                        Robert L. Borchardt
                                        Co-Chairman of the Board,
                                        Co-Chief Executive
                                        Officer and President

Date: August 14, 1995                   /s/ Stuart Mont
                                        Stuart Mont
                                        Chief Operating Officer,
                                        Executive Vice President
                                        - Operations, Chief
                                        Financial Officer and
                                        Secretary

EXHIBIT INDEX


Number        Description

(3)   Composite Certificate of Incorporation of
      Recoton Corporation, as amended July 25, 1995


(10)(1) Amendment to the 1991 Stock Option Plan, executed June 19, 1995

(27)    Financial Data Schedule