Form 10-Q
period 1995-09-30
RECOTON CORP
filed 1995-11-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1995

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period
     from              to           .


                             0-5860
                     (Commission file number)

                       Recoton Corporation
      (Exact name of registrant as specified in its charter)

           New York                           11-1771737
(State or other jurisdiction of             (L.R.S. Employer
incorporation or organization)              Identification No.)

          2950 Lake Emma Road, Lake Mary, Florida 32746
 (Address of principal executive offices, including zip code)

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

                                          Outstanding as of
            Class                         November 10, 1995

     Common stock, par
     value $.20 a share                      11,153,039

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              RECOTON CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,     December 31,
                     ASSETS                           1995              1994
                                                   (Unaudited)

Current assets:
 Cash and cash equivalents                       $  6,034,305       $ 15,475,022
 Accounts receivable (less allowance for
    possible loss of $1,546,000 in 1995 and
    $989,000 in 1994)                              45,673,816         35,579,805
 Inventories                                       64,057,703         43,669,443
 Prepaid expenses and other current assets          4,692,421          4,299,719

          Total current assets                    120,458,245         99,023,989

Property and equipment (less accumulated
 depreciation and amortization of $12,317,259
 in 1995 and $5,854,299 in 1994)                   22,640,710         12,947,992
Other assets                                       21,003,221          6,791,750

          T O T A L                              $164,102,176       $118,763,731

                  LIABILITIES

Current liabilities:
 Due to banks                                    $ 20,290,959
 Current portion of long-term debt                  1,130,395       $    863,471
 Accounts payable                                  15,664,085          8,944,083
 Accrued expenses                                   5,224,881          4,117,191
 Income taxes payable                               2,723,870          1,876,398

          Total current liabilities                45,034,190         15,801,143

Long-term debt (less current portion above)         4,701,168          5,220,899
Deferred compensation and other noncurrent
 liabilities                                        1,199,892          1,108,222

          Total liabilities                        50,935,250         22,130,264

          STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each -
 authorized 10,000,000 shares; none issued              --                --
Common stock - $.20 par value each - authorized
 25,000,000 shares; issued 12,281,977 shares in
 1995 and 11,793,198 shares in 1994                 2,456,395          2,358,640
Additional paid-in capital                         72,840,142         64,393,649
Retained earnings                                  42,502,595         33,744,271
Cumulative foreign currency translation
 adjustment                                          (188,545)          (380,624)

                                                  117,610,587        100,115,936
Treasury stock - 1,130,855 shares in 1995 and
 1,073,859 shares in 1994, at cost                 (4,443,661)        (3,482,469)

          Total stockholders' equity              113,166,926         96,633,467

          T O T A L                              $164,102,176       $118,763,731
           The attached notes are made a part hereof.


                 RECOTON CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)




                           Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                            1995        1994              1995        1994

Net sales                $55,728,560  $46,128,636     $135,209,785  $109,394,730

Cost of goods sold        34,170,587   27,223,738       84,198,656    64,267,303

Gross profit              21,557,973   18,904,898       51,011,129    45,127,427

Selling, general and
 administrative expenses  15,922,563   13,691,271       39,496,676    34,512,294
Interest expense              15,148       91,024          144,273       525,149
Investment (income) (net)   (134,453)    (151,714)        (554,144)     (366,578)

      T o t a l           15,803,258   13,630,581       39,086,805    34,670,865


Income before income taxes 5,754,715    5,274,317       11,924,324    10,456,562

Income tax provision       1,597,000    1,625,000        3,166,000     3,212,000

NET INCOME               $ 4,157,715  $ 3,649,317      $ 8,758,324  $  7,244,562

Earnings per common share
(Note E):
  Primary                     $.36         $.33              $.78          $.70

 Assuming full dilution       $.36         $.33              $.76          $.70


Number of shares used in
computing per share amounts
(Note E):
  Primary                 11,472,000   11,220,000       11,292,000    10,331,000

  Assuming full dilution  11,605,000   11,220,000       11,522,000    10,339,000

 Dividends                   NONE         NONE              NONE           NONE


              The attached notes are made a part hereof.

                 RECOTON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                     Nine Months Ended
                                                        September 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1995           1994

Cash flows from operating activities:
 Net income                                     $  8,758,324   $  7,244,562

 Adjustments to reconcile results of operations
 to net cash provided by operating activities:
   Depreciation and amortization                   2,256,985      1,806,967
   Provision for losses on accounts receivable       539,250        214,484
   Deferred income taxes                            (414,000)      (441,000)
   Net change in asset and liability accounts:
    Accounts receivable                           (3,888,349)    (5,107,512)
    Inventory                                    (11,683 768)   (18,234,220)
    Prepaid expenses and other current assets        346,965     (1,432,615)
    Other assets                                    (841,809)       (24,442)
    Accounts payable and accrued expenses          2,561,146      3,077,883
    Income taxes payable                             640,454      1,131,101
    Deferred compensation and other noncurrent
      liabilities                                    173,065        (22,501)

        Total adjustments                        (10,310,061)   (19,031,855)

        Net cash used for operating activities    (1,551,737)   (11,787,293)

Cash flows from investing activities:
 Expenditures for property and equipment          (8,132,271)    (3,718,720)
 Expenditures for trademarks, patents and
   intellectual property                            (565,370)       (77,696)
 Payments for acquisitions (net of approximately
   $2,340,000 cash acquired in 1995)             (12,538,736)    (2,543,853)

        Net cash used for investing activities   (21,236,377)    (6,340,269)

Cash flows from financing activities:
 Net (repayments) proceeds from line-of-credit
   agreement and other bank borrowings            14,539,848    (19,300,000)
 Repayment of long-term bank borrowings             (667,446)    (1,085,703)
 Repayment of bank debt assumed from acquisition                 (1,174,652)
 Proceeds from public offering of common stock                   46,527,098
 Income tax benefit applicable to exercise
   of stock options                                    4,100        477,200
 Proceeds from exercise of stock options             178,599         96,305
 Purchases of treasury stock                        (679,767)       (57,654)

       Net cash provided by financing activities  13,375,334     25,482,594

Effect of foreign exchange rate changes on cash      (27,937)       (13,371)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  (CARRIED FORWARD)                               (9,440,717)     7,341,661

                 RECOTON CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                  -2-


                                                    Nine Months Ended
                                                       September 30,
                                                     1995          1994

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS (BROUGHT FORWARD)                  $ (9,440,717)   $ 7,341,661

Cash and cash equivalents - January 1             15,475,022      4,187,555

CASH AND CASH EQUIVALENTS - SEPTEMBER 30        $  6,034,305    $11,529,216

Supplemental disclosures of cash paid for:
 Interest                                       $    363,303    $   590,754

 Income taxes                                   $  2,629,784    $ 2,044,978


Noncash investing and financing activities:
 In connection with the acquisition of STD Holding Limited, 406,092 shares of common stock with a market value of approximately $8.3 million were issued as part of the purchase price (Note E).

 In connection with the exercise of incentive stock options in 1995, 41,602 shares of common stock were issued in exchange for 3,934 shares of previously issued common stock with a market value of $87,426.

 In April 1995, 11,896 shares of treasury stock with a market value of $194,000 were acquired in consideration for the cancellation of a loan receivable.


              The attached notes are made a part hereof.

                   RECOTON CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995

NOTE A -The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1994, included in its annual report. Such statements should be read in conjunction with the data herein.

NOTE B -The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company's sales and earnings have been higher in the second half of each year.

NOTE C -Inventory at September 30, 1995 is comprised of:

         Raw materials and work-in-process    $20,312,919
         Finished goods                        36,938,138
         Merchandise in-transit                 6,806,646

              T o t a l                       $64,057,703

NOTE D - Segment Information:

       Information applicable to the Company's foreign operations in Hong Kong and Canada for the three and nine months ended September 30, 1995 is summarized as follows:


                                          Three Months Ended September 30, 1995
                         Consolidated     Eliminations       U.S.       Hong Kong       Canada

         Net sales      $ 55,728,560     $ (5,664,926)  $ 48,236,867   $ 9,517,458     $3,639,161

         Pre-tax
           income       $  5,754,715     $   (497,425)  $  2,736,343   $ 3,241,797     $  274,000

                                           Nine Months Ended September 30, 1995
                        Consolidated       Eliminations       U.S.       Hong Kong      Canada

         Net sales      $135,209,785     $ (7,888,686)  $114,304,113   $19,092,098     $9,702,260

         Pre-tax
           income       $ 11,924,324     $   (497,475)  $  5,328,131   $ 6,771,694     $  321,974

         Identifiable
          assets at
          9/30/95       $164,102,176     $(30,386,785)  $143,680,099   $42,012,213     $8,796,649

             RECOTON CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995

NOTE E - Acqusition of Business:

       Effective August 31, 1995, the Company acquired, in a purchase transaction, the outstanding stock of STD Holding Limited ("STD"), as well as certain net assets owned by one of STD's subsidiaries. The purchase price was approximately $20.1 million, which included the issuance of 406,092 shares of Recoton's common stock, cash payments (net of cash acquired) of approximately $11.2 million and legal and accounting fees and other acquisition costs of approximately $675,000. The $11.3 million excess of consideration paid over the fair market value of the net assets acquired has been recorded as goodwill, which is being amortized to operations over 15 years.

       The following presents, on an unaudited pro forma basis, the net sales, net earnings and earnings per share of the Company for the nine months ended September 30, 1995 and 1994, as if STD had been owned during these periods. The information for STD is based on its unaudited financial statements for the eight month period ended August 31, 1995 and for the nine month period ended September 30, 1994, after excluding an extraordinary item in 1994 which is unrelated to the operations acquired. The pro forma information does not purport to be indicative of the results of operations that would have occured had the transaction taken place at the beginning of the periods presented, nor is it indicative of the expected future results of operations.

                                Nine Months Ended
                                   September 30,
                               1995             1994
Net sales                      $156,429,359     $132,703,900
Net earnings                   $  7,842,323     $  5,861,528
Earnings per share                   $.67               $.55

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Comparison of the quarters ended September 30, 1995 and 1994 and the nine-month period ended September 30, 1995 and 1994:

                      Results of Operations

       Net sales for the third quarter of 1995 increased by 20.8% to $55,729,000 from $46,129,000 in the same period in 1994. For the nine-month period, net sales increased in 1995 by 23.6% to $135,210,000 from $109,395,000 in 1994. The increase is attributable to sales of the Interact, Performance and STD brands (which the Company acquired in September 1995, through the acquisition of STD Holding Limited), strong sales of the Company's existing consumer electronics accessory product lines, including increased international sales, continued growth of the Company's 900 MHz wireless audio and video line and the introduction of new products, including computer and cellular phone accessories.

       Gross profit for the third quarter of 1995 increased by approximately $2,653,000 as compared to the third quarter of 1994, but decreased as a percentage of net sales from 41.0% to 38.7%. For the first nine months of 1995, gross profit increased by approximately $5,884,000 as compared to the comparable period in 1994, but decreased as a percentage of net sales from 41.3% to 37.7%. The percentage decrease was due primarily to a change in product mix, including sales of newly introduced cellular phone accessories and universal TV remote control products, sales of OEM products (which typically carry lower gross margins, yet have lower associated selling expenses) and aggressive pricing aimed at capturing market share.

       Selling, general and administrative expenses increased in 1995 primarily because of selling expenses related to the increased sales volume. However, overall selling, general and administrative expenses as a percent of net sales decreased to 28.6% and 29.2% in the respective three- and nine-month 1995 periods from 29.7% and 31.5% in the respective 1994 three- and nine-month periods. The percentage decrease was due to the increased proportion of sales to OEM customers and increased operating efficiencies, which were however offset by increased research and development, advertising and marketing expenses.

       Interest expense decreased by approximately $381,000 in the first nine months of 1995 as compared to the respective 1994 nine-month period due to the repayment of short-term borrowings from the proceeds of the public offering of the Company's Common Stock concluded in April 1994. Interest expense is expected to increase in the future due to the acquisition of STD
Holding Limited. The Company borrowed $13 million to finance the acquisition and also assumed STD's bank obligations. Additionally, the Company is negotiating for a $5 million term loan relative to its new Lake Mary, Florida warehouse facility.

       Investment income increased by approximately $188,000 in the first nine months of 1995 as compared to the first nine months of 1994. The increase in investment income resulted from the investment of a portion of the proceeds from the 1994 public offering of the Company's Common Stock in short-term treasury bills.

       The effective income tax rate for the three- and nine-month periods ended September 30, 1995 decreased to 27.8% and 26.5% respectively from 30.8% and 30.7% respectively in 1994 as a result primarily of the higher proportion of income earned by the Company's Hong Kong subsidiaries, which are taxed at a maximum rate of 16.5%.

       Earnings per share were $.78 on a primary basis ($.76 on a fully-diluted basis) for the nine months ended September 30, 1995 and $.36 on both a primary and fully-diluted basis for the three months ended September 30, 1995. The 1995 per share calculations were based on 11,292,000 (11,522,000 on a fully-diluted basis) average common and common equivalent shares outstanding for the nine-month period and 11,472,000 (11,605,000 on a fully-diluted basis) for the three-month period. For the comparable nine months of 1994, earnings per share were $.70 on both a primary and fully-diluted basis based on 10,331,000 (10,339,000 on a fully-diluted basis) average common and common equivalent shares outstanding. For the comparable three months of 1994, earnings per share were $.33 on both a primary and fully-diluted basis based on 11,220,000 average common and common equivalent shares on both a primary and fully-diluted basis. The increase in average shares outstanding in 1995 primarily results from the 1,740,000 shares sold in the public offering of the Company's Common Stock in April 1994 and the 406,000 shares issued as part of the STD Holding purchase. As a result of the offering, the Company's outstanding Common Stock increased by approximately 33%.

                 Liquidity and Capital Resources

       Prior to April 1994, the Company had obtained the funds for increases in working capital, capital expenditures and acquisitions primarily from cash flow from operations, short-term bank lines of credit, long-term financing and normal trade credit. In April 1994, the Company completed a public offering of 1,740,000 shares of Common Stock, raising net proceeds of approximately $46.5 million. The Company immediately repaid all outstanding short-term debt. The Company continues to maintain domestic lines of credit of $45 million with three banks, plus another $5 million domestic line of credit which can only be used for acquisition purposes, any of which may be terminated by such banks at any time. At September 30, 1995, approximately
$3.9 million was outstanding on the domestic lines of credit. Additionally, the Company's Hong Kong subsidiaries maintain a combined $15.8 million line of credit with one foreign bank, which includes a $5 million credit facility secured by a pledge of accounts receivable. At September 30, 1995 approximately $7.3 million was outstanding on the combined foreign line of credit.

       At September 30, 1995, the Company had working capital of approximately $75.4 million as compared to approximately $83.2 million at December 31, 1994. In addition, the Company's working capital ratio decreased to 2.7 to 1 at September 30, 1995 from
6.3 to 1 at December 31, 1994. The September 1995 purchase of STD Holding Limited brought about a major change in the components of the Company's working capital and is the primary reason for the $7.8 million net decrease in working capital. Inventories as a whole increased approximately $20.4 million, with STD accounting for approximately
$11.1 million of that increase; the balance of the increase was necessitated by increased investment for the introduction of new products and anticipated increases in sales volume. Likewise, trade receivables increased approximately $10.2 million, of which STD accounted for approximately $7.9 million and the balance was due to a higher sales volume. During 1995, the Company used approximately $6.6 million of cash and working capital for the construction of its new warehouse facility (see details below).

       In June and August of 1994, the Company purchased approximately 30 acres of land in Lake Mary, Florida on which it is finalizing construction of a 245,000 square foot warehouse building. The estimated cost for the land and building construction is approximately $7 million of which approximately $6.6 million has been incurred as of September 30, 1995. Although to-date the costs of the facility have been paid out of the Company's cash resources, the Company is negotiating a $5 million, five-year uncollateralized bank loan.

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

       In April 1995, Recoton announced the formation of Christie Design Corporation located in Chatsworth, California. This wholly-owned subsidiary will develop and market speaker products. The Company anticipates that it will incur approximately $850,000 of start-up costs for this subsidiary, of which approximately $620,000 had been expended as of September 30, 1995.

       In September 1995, Recoton acquired STD Holding Limited, a Hong Kong-based international manufacturer and marketer of multimedia and computer accessories, including video game joysticks, controllers and accessories and computer speakers sold under the Interact, Performance and STD brand names.
STD's operations are in Hong Kong, China and Maryland (U.S.A.). The purchase price of $21,500,000 was paid through a combination of $13.5 million in cash and 406,092 Recoton Common Shares (valued at $8 million). The cash portion of the payout was initially borrowed under existing bank lines of credit. The Company is currently negotiating with its banks to replace these borrowings with a five-year term loan.

       The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          (3)(ii)   By-Laws, as amended October 19, 1995

          (10)(1)   Employment Agreement between Recoton
                    Corporation and Robert L. Borchardt, dated
                    October 25, 1995

          (27)      Financial Data Schedule

     (b)  Reports on Form 8-K:

          (1) A report on Form 8-K was filed during the quarter ended September 30, 1995 dated September 5, 1995 describing, under Item 2, the acquisition of STD Holdings Limited. No financial statements were filed at the time, but the required financials will be filed within 60 days from September 19, 1995.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RECOTON CORPORATION


Date: November 14, 1995                 /s/ Stuart Mont
                                       Stuart Mont
                                        Chief Operating Officer,
                                        Executive Vice President
                                        - Operations, Chief
                                        Financial Officer and
                                        Secretary



Date: November 14, 1995                 /s/ Joseph H. Massot
                                       Joseph H. Massot
                                        Vice President, Treasurer
                                        and Principal Accounting
                                        Officer