Form 10-K
period 1995-12-31
RECOTON CORP
filed 1996-04-01
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)
                                      ---
|X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR
                                      ---
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to ________________


                         Commission File Number: 0-5860

                              RECOTON CORPORATION
             (Exact name of registrant as specified in its charter)

                  New York                        11-1771737
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                 2950 Lake Emma Road, Lake Mary, Florida 32746
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (407) 333-8900

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.20 par value
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days:
                                    Yes X No

                          [Continuation of Cover Page]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          State the aggregate market value of the voting stock held by non-affiliates of the registrant (the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing):

          $181,683,259, based on the closing price on Nasdaq Stock Market of $19.00 as of March 14, 1996

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

          11,222,479 shares of Common Stock as of March 14, 1996


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Form 10-K with respect to the registrant's Annual Meeting of Shareholders to be held in 1996 are incorporated by reference into Part III of this Form 10-K.

          Various exhibits, as listed in Item 14 of Part IV, have been incorporated by reference.

                                     PART I

Item 1.  Business

General

          Recoton Corporation, incorporated in the State of New York in 1936, is one of the leading suppliers of consumer electronics accessory products in North America, offering over 3,500 functional and versatile products in virtually every accessory category. They are used for the enhancement, hook up, installation, interconnection, maintenance, modification, storage, transmission and replacement of consumer electronic equipment. Products include antennas for television and radio (AM/FM), audio accessories, CD/compact disc accessories, camcorder accessories, car audio accessories, compact carrying and storage cases for CDs and audio cassettes, cellular phone accessories, computer/multimedia accessories, game (video and computer) accessories, headphones, loudspeakers, remote controls, telephone accessories, video accessories and 900 MHz wireless technology products. Unless the context otherwise requires, the terms "Recoton" and the "Company" as used herein refer to Recoton Corporation and all of its wholly-owned subsidiaries.

         Recoton's products are currently sold under the Ambico(R), Ampersand(TM), AR(R)/Acoustic Research(R), Calibron(R), Discwasher(R), Interact(TM), Parsec(R), Recoton(R), Rembrandt(R), Sole Control(R) and SoundQuest(TM) brand names.

         Recoton seeks to provide access to its products through as many distribution channels as possible, marketing its products to over 1,000 customers, including retailers, original equipment manufacturers (OEMs) and other accessory vendors.

         Recoton has significantly expanded its product lines through selected acquisitions, research efforts and product development. In 1995 Recoton acquired the stock of STD Holding Limited, a Hong Kong based manufacturer and marketer of video game and computer accessories, including joy sticks and controllers. In January 1996 Recoton and International Jensen Incorporated ("Jensen") entered into an Amended and Restated Agreement and Plan of Merger pursuant to which Jensen would be merged into a wholly-owned subsidiary of Recoton (the "Merger") and each stockholder of Jensen would receive $8.90 in cash and/or Recoton Common Shares for each share of Jensen Common Stock. Jensen is a leading marketer of home and automotive loudspeakers. The Merger currently is anticipated to close in May, subject to the satisfaction of various conditions.

          Recoton's research and development program seeks to develop innovative products to achieve attractive margins and to expand Recoton's brand name recognition. Products which Recoton has introduced include Recoton's 900 Megahertz ("MHz") wireless technology, whose signals transmit through walls, floors and ceilings up to 150 feet away. The 900 MHz products include stereo headphones, amplified speakers, a portable, weather-resistant outdoor/indoor loudspeaker, microphones and universal remote controls. Recoton also developed the "CD20" adapter, which allows a portable compact disc (CD) player to operate through an automobile cassette player, the CD HydroBath(R), non-contact, multimedia CD cleaner; and amplified TV and AM/FM radio antennas.

          Recoton's marketing, planning and purchasing groups have developed additional product lines or expanded existing lines to meet customer requirements, including a line of CD and tape carrying cases, a broad line of cellular phone accessories and an expanded offering of computer accessories.

          Recoton has supplemented its internal product development efforts with selected acquisitions of complementary businesses or product lines. Through nine acquisitions completed since 1989, Recoton has obtained new products and technologies, entered new product markets, increased manufacturing capacity and further broadened its customer base. Recoton seeks to maximize the value of its acquisitions by introducing operating efficiencies and by using its customer support services to increase the sales and profitability of the newly-acquired businesses and product lines. Recoton also recently has entered the field of hi-fidelity, high-performance loudspeaker design and marketing through its Christie Design Corporation subsidiary.


INDUSTRY BACKGROUND

         The consumer electronics market is large and diverse, having evolved from phonographs, radios, home stereos and televisions to encompass a wide variety of new, innovative technologies and products. These innovations have included CD players, camcorders, VCRs, cellular and cordless telephones, video game systems, home computers and facsimile machines. Recently, manufacturers have introduced products based on new technologies, such as compact disc-read only memory (CD-ROM) and compact disc-interactive (CD-I) products and other multimedia products that link various separate technologies such as computers, telecommunications, audio systems and televisions. Additionally, advances in mature technologies such as television, camcorder and telephone are leading to new innovations such as high definition television (HDTV), new TV delivery systems such as direct broadcast satellite (DBS) systems and the new digital video disc system (DVD), which delivers ultra-high quality pictures and stereo sound. The broadening and expansion of the consumer electronics market also has been due to a greater awareness of consumer electronics products and changes in consumer tastes, lifestyles and work habits, including a growing desire to spend more time at home, whether for relaxation or work.

         The growth of consumer electronics has led to the development of a distinct market for consumer electronics accessories. The market for these accessories is broad and highly fragmented, ranging from low-end products such as audio and video cables, cassette cleaners and phone cords, to more sophisticated products such as remote controls, stereo headphones, amplified antennas, wireless speakers and high-performance loudspeakers. Many of these products are necessary to maintain and operate consumer electronics products while others are used to expand, upgrade or enhance the functionality of particular products. According to the Electronics Industry Association, in 1995 the consumer electronics accessory market in the United States was estimated to be approximately $930 million in wholesale sales and is projected to grow approximately 9% in 1996.

         The consumer electronics retailing market, which is the primary outlet for accessory products, is subject to intense competition among a wide variety of retailers, such as consumer electronics superstores, department stores, mass merchants, catalog showrooms, direct mail merchants, and office and warehouse clubs. Competitive pressures have lead to shrinking gross margins on consumer electronics products, leading retailers to increase their emphasis on accessories. Although accessories typically sell at lower retail prices, the gross profit margins realized is typically higher than on more expensive, price sensitive, consumer electronics equipment. Additionally, inventory costs and floor space required to display and sell accessories is substantially less.

         Retailers also have found that a broad offering of accessories provides additional services to the consumer which allow these retailers to differentiate themselves from their competitors. In addition, retailers recognize that having accessories available can encourage add-on sales to a consumer electronics purchase, lead to impulse purchases and encourage repeat visits by customers, all of which provide the opportunity for selling additional consumer electronics products and accessories.

         Recoton believes that retailers are devoting more floor space to accessories, enhancing their in-store accessory merchandising and spending more on accessory advertising and promotion. Recoton believes that in order to achieve greater purchasing and operating economies and to reduce costs, retailers are looking for suppliers which offer a broad assortment of consumer electronics accessories and can provide timely product availability and strong merchandising support.


BUSINESS STRATEGY

         Recoton has developed a strategic plan using the following elements which Recoton believes has lead to its position as the leading supplier of consumer electronics accessories in North America:

         Broad Customer Franchise. Recoton seeks to provide access to its products through as many distribution channels as possible. Recoton has established relationships with more than 1,000 customers which Recoton believes have more than 30,000 outlets. These relationships allow Recoton to achieve greater penetration of existing customers with current products and provide broad-based distribution channels for new products. The expansion of existing customers which have opened new retail locations has further broadened Recoton's customer base.

         One-Stop Shopping. Recoton offers over 3,500 products in virtually every category of consumer electronics. These products are offered under a number of highly recognized brand names and a wide range of price points to address the needs of a diverse customer base. By providing "one-stop shopping," Recoton is better able to attract and support retailers who are consolidating their vendor relationships to achieve greater purchasing and operating economies.

         Strong Customer Support. Recoton seeks to establish partnership relationships with its customers by offering an array of extensive services tailored to their needs. These include (i) purchasing and inventory management such as electronic order entry and invoicing and just-in-time delivery; (ii) in-store merchandising services such as assistance in designing customized product display systems, pre-ticketing of the retailer's products and merchandise detailing; and (iii) promotional and advertising support. Recoton believes that these services help its retailers to maximize sales and profitability of Recoton's products and achieve greater customer loyalty.

         Brand Name Recognition. Recoton believes that it has established a high level of brand name recognition with its retailers and their customers. Recoton sells products under the Ambico(R), Ampersand(TM), AR(R)/Acoustic Research(R), Calibron(R), Discwasher(R), Interact(TM), Parsec(R), Recoton(R), Rembrandt(R), Sole Control(R) and SoundQuest(TM) brand names. Recoton believes that these brand names and Recoton's own proprietary products strengthen its customer relationships and enhance acceptance of its products by retailers and consumers.

         Dynamic Product Introductions. Recoton continually expands its product offerings to remain at the forefront of the electronics accessories market. Recoton frequently solicits feedback from its retailers on accessories for existing products, as well as for new consumer electronics categories. Through its research and development capabilities and its continual efforts to identify acquisition opportunities, Recoton believes that it is able to respond rapidly to meet new and changing consumer demands for accessories.

     Proprietary Products. Recoton has built a research and development team which has brought to market many innovative products that address consumers' changing electronics needs. Many of these proprietary products take advantage of new technologies such as Recoton's 900 MHz wireless product line. Recoton believes that these innovative products create significant sales opportunities for retailers and enhance Recoton's brand-name recognition. Recoton believes that its proprietary products have enabled it to become a more important supplier to its customers and have helped to differentiate Recoton from its competitors.

         Acquisitions. Recoton makes selected acquisitions to enhance and broaden its product lines, to enter new product markets and to expand its customer base. Recoton's strategy is to acquire synergistic businesses or product lines and introduce operating economies and enhanced distribution capabilities in order to maximize the value of the acquired assets. Through nine acquisitions since 1989, including the acquisition of STD Holding Limited completed in 1995, Recoton has obtained new products and technologies, increased its manufacturing capacity (including recently-acquired Asian facilities), enhanced its Canadian distribution and broadened its customer base. In 1995 Recoton also established a new wholly-owned subsidiary, Christie Design Corporation, to develop and market hi-fidelity, high performance loudspeaker systems and hired a leading speaker developer, Cary Christie, to head the company. In 1996, Recoton entered into an agreement to acquire International Jensen Incorporated by merger, which is currently anticipated to close in May subject to the satisfaction of various conditions.


PRODUCTS

         Recoton offers a broad line of over 3,500 consumer electronics accessory products in virtually every accessory category. The products are positioned, packaged and priced to appeal to every level of retailer and customer. Suggested retail prices for most of Recoton's products range from approximately $2 to $100, with some of Recoton's newer products having suggested retail prices of up to $450.

         The following is a listing of many of the product categories offered by Recoton:

         Antenna. Offered under the Recoton, Parsec and Rembrandt brand names is a complete line of amplified and passive indoor television and AM/FM antennas. Recoton believes that it has been and continues to be an innovator in the introduction of amplified antennas. Recoton also believes that it has the leading industry position in this market and that this market is growing due in part to the fact that most manufacturers have discontinued supplying antennas with new TV sets. Recoton amplified antennas are ideal for use with the new DBS satellite receiver dishes which fail to receive local TV broadcasts.

         Audio. Offered under the Discwasher and Recoton brand names is an extensive line of audio accessories designed for use with stereo and mono systems (including home, portable and car systems), CD players, cassette tape recorders, phonographs and radios. Products include cables and connectors, AC/DC power adapters, inverters, intercoms, microphones, surge protection devices, foreign voltage adapters/converters and blank audio cassettes.

         CD/Compact Disc. Offered under the Discwasher and Recoton brand names is a broad line of CD and audio cassette accessories including cleaning and maintenance items, such as the CD HydroBath non- contract hydrodynamic multimedia cleaner for all types of CDs, a CD laser lens cleaner, storage boxes, connection cables and Recoton's proprietary CD20 adapter, which permits a portable CD player to be played through a car, portable or home stereo system.

         Camcorder. Offered under the Ambico brand name is a comprehensive line of camcorder accessory products including tripods, batteries, camera bags, chargers/dischargers, cables, dust covers, filters, lenses, lights, microphones and monopods. The line features video transfer systems, as well as various editing effects mixers, video title writers, audio mixers and video enhancers/faders.

         Car Audio. Offered under the Ampersand, RoadGear(TM) and SoundQuest brand names is an exclusive line of high quality wire and cables with gold-plated connectors, power cables, wiring and installation kits, gold-plated battery terminals and rings, capacitors, isolators, and assorted connectors and adapters, as well as the "Audio Forms" and "Z-Box" in-door speaker enclosures sold under the SoundQuest brand name.

         Carrying and Storage Cases. Offered under the Discwasher and PerfectCase(TM) brand names is a line of softsided carry cases for CDs and audio cassettes. The line includes CD wallets with capacities from 12 to 96 CDs and Player/CD cases which hold from 10 to 24 CDs in addition to a portable CD player. CD cases hold from 15 to 60 CDs and audio cassette cases have capacities from 15 to 96 cassettes. These cases are available in many colors, designs and fabrics and are packaged under the PerfectCase name by Discwasher.

         Cellular. Offered under the Recoton brand name is an extensive and growing line of add-on and replacement accessories for the expanding cellular telephone market. Products including nickel cadmium and nickel metal-hydride batteries, battery eliminators, travel chargers, desk-top chargers, "hands-free" kits, extended-life kits and antennas, among other products, to compliment the cellular phones of all leading manufacturers.

         Computer/Multi-Media. Offered under the Interact and Recoton brand names is a complete product line encompassing joy sticks and controllers, shielded computer speakers, UL-listed surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders, mouse and wrist pads, stands for monitors and printers, storage cabinets, screen filters with anti-radiation properties, paper, ribbons and storage cases.

         Game (Video and Computer). Offered under the Interact, Discwasher and Recoton brand names is an expanding line of joysticks, controllers, cleaning and maintenance kits and a line of replacement AC power adapters and switches. These lines have been expanded with the addition of such products as control pads, lights, screen magnifiers and carry bags for hand-held games.

         Headphones and Speakers. Offered under the Discwasher and Recoton brand names is a full line of stereo headphones and mini- and bookshelf-sized stereo speakers, many of which also are sold to OEM customers. Headphone models include earbud, lightweight, convertible, headband, and open- and closed-earcup models. Mini and bookshelf sized stereo speakers, in both amplified and nonamplified versions, are offered for use with portable CD and cassette players and computers. Some of these speakers feature graphic equalizers, base booster circuits and battery or AC operation.

         Loudspeakers. Offered under the AR, Acoustic Research, Discwasher and Recoton brand names is a line of advanced design and technology hi-fidelity, hi-performance stereo speakers and home theater loudspeaker systems. In addition there is a wide variety of wireless 900 MHz amplified speakers for indoor and outdoor use, speakers for use with computer sound cards and a wide variety of stereo speakers for CD listening.

         Remote Controls. Offered under the Sole Control and Recoton brand names is a complete line of advanced technology, universal remote controls for replacement of lost or damaged remotes. They allow remote operation of televisions, VCRs and other electronic products, and are offered with various features at different price levels. They contain the largest code library in today's market and therefore can operate virtually all remote-controllable manufactured products. In 1996, the Company introduced a new, advanced technology, combination 900 MHz wireless RF (Radio Frequency) and IR (InfraRed) universal remote control. This unique remote control sends signals through walls, floors and ceilings to operate remote control products in other rooms. It also functions as a standard line-of-sight remote control.

         Telephone. Offered under the Recoton brand name are numerous products, including antennas and rechargeable batteries for cordless phones, cables, extension cords, coiled handset cords, and "do-it-yourself" installation items, such as duplex and triplex adapters and wall plates. Recoton's patented Tanglefree(TM) adapter eliminates the twisting from coiled telephone cords.

         Video. Offered under the Recoton brand name is a broad line of products that are used for the installation, maintenance, interconnection and enhancement of VCRs and camcorders. These products include Recoton's Gold Connection(TM) line of hookup and dubbing cables, blank VHS video tapes, video head cleaners, video rewinders, dust covers, connectors, splitters and storage products. Recoton also offers many switching, dubbing, listening and viewing accessories that can enhance the visual and audio performance of televisions and VCRs.

         Wireless Technologies. Recoton offers a proprietary line of wireless products using 900 MHZ technology to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified loudspeakers, both indoor and outdoor types, or to other television sets within 150 feet. Recoton believes it is the leader in developing and marketing a broad range of 900 MHz wireless technology products such as stereo headphones, amplified speaker systems and video broadcast systems. These products offer performance comparable to hard-wired systems and have been expanded to include wireless microphones, public address systems, a portable outdoor/indoor weather-resistant speaker, computer speakers and home theater speakers.


CUSTOMERS

          Recoton has a strong and diverse customer base of more than 1,000 customers which Recoton believes have more than 30,000 outlets in the United States and Canada. These include catalog showrooms, consumer electronics retailers, department stores, direct mail retailers, drugstore chains, mass merchants, office and warehouse clubs, music and video chains and OEM customers. In addition, Recoton has over 2,000 customers for its car stereo installation products.

          Recoton believes that its broad customer franchise provides it with significant competitive advantages and will continue to be a source of future growth. While some of Recoton's retail customers carry Recoton's broad product lines, others carry only certain lines or products and are viewed by Recoton as prospects for additional sales. The strong customer base provides a distribution channel for new products. Recoton expects to benefit as its existing retail customers open new retail locations.

          Recoton also markets selected products to OEMs and via private labels to other accessory vendors which purchase products ranging from audio, video, CD and telephone accessories to Recoton's wireless products. In addition, Recoton recently has expanded its presence in the Asian and Canadian markets. Through its Hong Kong subsidiaries, Recoton (Far East) Limited and STD Holding Limited, Recoton sells Asian-sourced products to Asian and European-based OEM customers. Through Recoton Canada Ltd., Recoton markets and distributes products to Canadian retailers. Recoton views its OEM and international customer base as an important source for future growth.

         Although certain of Recoton's customers have contributed significantly to Recoton's sales, no customer represented more than 10% of its sales in any of the last three years. Historically, the Company's sales and earnings have been higher in the second half of each year.


SALES, MARKETING AND CUSTOMER SUPPORT

         Recoton's marketing strategy is to develop strong relationships with a broad array of customers. Recoton seeks to strengthen these relationships by offering "one-stop shopping" for its accessory products and by offering extensive marketing, inventory management and customer support services, including the following:

           Consumer Support Programs. Toll-free "hot lines" staffed by trained, product-knowledgeable people who provide instructions and setup and other information for all Recoton products. They also handle "money back" guarantees and "repair or replace" warranties on certain products.

           Distinctive Packaging. Offers modern, easy to understand, color-coded packages designed to attract consumer attention, increase brand awareness and provide detailed product information.

           Drop Shipping. Provides retailers just-in-time inventory management through immediate delivery to multiple retail locations.

           Electronic Data Interchange ("EDI"). Enables customers to send orders, track shipping, receive invoices and make payment by computer, thereby expediting the ordering and payment process, lessening errors of transcription and reducing personnel costs.

           Extensive Product Promotion. Includes in-store merchandising, advertising and elaborate product displays for all product lines.

           In-Store Inventory Management. Called detailing, it involves the periodic counting, restocking and filling of in-store accessory displays.

     Pre-Ticketing Services. Involves placing price stickers on items prior to shipment from price lists provided by retail customers. Product Display Designs. Called planograms, they provide retailers with a computerized color picture of their individual in-store accessory layout to help them maximize display and sales. They depict how the actual merchandise will look on-site, fully stocked, and a detailed report with each item's cost, suggested retail price, anticipated turns and resulting projected revenue and profit.

          Retailers can work with Recoton's sales staff or utilize Recoton's modern, high visibility color catalogs to choose either a wide assortment of products, a limited number of "best seller" items or any other combination as desired. Recoton also offers pre-selected assortments based on the national movement of its products. Most of Recoton's smaller products are supplied in attractive blister packs designed to be displayed in hang-tag fashion on five-row pegboards or slat boards, typically ranging from 2 to 24 feet wide.

          Recoton further supports its products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. Recoton's promotional efforts have included television advertisements and Sunday newspaper advertising supplements devoted exclusively to its products.

          Recoton's products are marketed throughout the United States, Canada and internationally in a number of foreign countries by Recoton's employed sales executives and regional managers and independent sales representative organizations. Recoton compensates its independent sales representatives on a commission basis. Regional sales staff personnel work in the field with Recoton's customers and sales representative organizations.


FOREIGN AND DOMESTIC OPERATIONS

          In 1995, foreign operations become a more significant portion of Recoton's business. Information with respect to Recoton's operations by geographic area and with respect to sales to foreign customers is set forth in the financial statements (see Note P of the Notes to Financial Statements, Item 8 below).


ACQUISITIONS

          In recent years, a significant part of Recoton's growth strategy has been to expand through acquisitions. Recoton acquires complementary businesses, products or product lines which enhance those currently offered by Recoton. This expands Recoton's product offerings into related product lines or offers access to additional customers. Recoton seeks to maximize the benefit of each acquisition by reducing the overhead, manufacturing, sourcing, packaging, distribution, sales and advertising expenses of the acquired business. Recoton believes that cost savings will result by introducing these efficiencies of scale, making Recoton and its products more competitive.

          Since 1989, Recoton has acquired all or selected assets or product lines of, or merged with, the following companies:


Year        Company                                  Principal Product Lines

1995        STD Holding Limited                      Video and game joysticks, controllers and accessories
                                                     marketed primarily under the trade name Interact and
                                                     other names

1995        Ampco Industries,                        Car stereo installation operations
            Inc., d/b/a Ampersand

1994        Sound Quest, Inc.                        Car stereo installation and accessory products

1994        Infrared Research                        Universal remote controls marketed under the trade
            Laboratories, Inc.                       name Sole Control

1992        Ambico, Inc.                             Camcorder and video accessories

1991        Discwasher Inc.                          Consumer electronics maintenance products

1991        Parsec Delaware Ltd.                     AM/FM radio and TV antennas

1989        All Channel Products                     Indoor television antennas marketed under the
            Inc.                                     trade name Rembrandt

1989        Calibron, Inc.                           Stereo headphones and consumer electronics accessories



MERGER AGREEMENT WITH INTERNATIONAL JENSEN INCORPORATED

            Recoton and Jensen have entered into an Amended and Restated Agreement and Plan of Merger dated as of January 3, 1996 (the "Merger Agreement") pursuant to which Jensen would be merged into a wholly-owned subsidiary of Recoton and the stockholders of Jensen would receive $8.90 in cash and/or Recoton Common Shares for each share of Jensen Common Stock. The total merger consideration for Jensen stockholders is approximately $51 million. As a condition to the Merger, Jensen would sell the assets of its original equipment manufacturing business for approximately $15 million and the assumption of certain liabilities to IJI Acquisition Corp., a corporation wholly-owned by Robert G. Shaw, Jensen's President. The Merger is contingent on a number of conditions, including the approval of Jensen's stockholders. The Merger is currently anticipated to close in May, subject to the satisfaction of such conditions. There can, however, be no assurance that all of such conditions will be satisfied. If the Merger is completed, Recoton will operate Jensen's business as Recoton Audio Corporation ("RAC") and Robert G. Shaw will serve as President and Chief Executive Officer of RAC.


ESTABLISHMENT OF CHRISTIE DESIGN CORPORATION AND
LICENSE OF AR AND ACOUSTIC RESEARCH TRADEMARKS

            In June 1995, Recoton established a new wholly-owned subsidiary, Christie Design Corporation ("CDC"), to develop and market speaker products. A leading designer, Cary Christie, was hired to head up this operation, which is based near Los Angeles, California. CDC intends to market its speaker products under the trade names Acoustic Research and AR, which were licensed from Jensen pursuant to a one-year exclusive worldwide license (extendable under certain limited circumstances) in January 1996. Pursuant to that license agreement, Recoton also acquired an option to purchase the licensed marks, exercisable at any time until the first anniversary of the grant date (or later under certain limited circumstances), for a purchase price of $6 million; in addition, Jensen acquired an option to sell the licensed trademarks, exercisable at any time after the termination of the Merger Agreement and before the first anniversary of the grant date (or later under certain limited circumstances) for $6 million. It is Recoton's current intention to exercise the purchase option if the Merger does not occur as planned; in the event of such exercise, Recoton has the right to offset against its payment any termination fees which may be owed by Jensen to Recoton under the Merger Agreement (which, under certain circumstances, would either be $6 million or $1.5 million).

RESEARCH AND DEVELOPMENT

            Recoton maintains a research and development program utilizing in-house and selected outside engineering arrangements. In conjunction with its agents, customers and contract manufacturers, Recoton continuously reviews its product line and identifies, develops and introduces new accessories for growing areas of consumer demand. Recoton seeks to develop innovative products to achieve attractive margins and to expand Recoton's brand name recognition.

            Through its product development efforts, Recoton has been able to establish new retail accounts, enhance existing customer relationships and attract a growing base of consumer electronics companies as OEM customers. Recoton is expanding its engineering department to increase its in-house development capabilities.

            Recoton has focused its efforts on developing new and advanced audio and video products based on its 900 MHz wireless technology. Wireless products which Recoton has brought to market include a home theater speaker system, stereo headphones, amplified indoor stereo speakers, a portable weather-resistant outdoor speaker, microphones, a public address system, a computer speaker system, a combination RF/IR remote control and a wireless monitoring system.

            Additional products in development include a wireless 2.4 GHz transmission system permitting Recoton to offer its wireless audio and video products on a worldwide basis, and a spread-spectrum transmission system for wireless audio and a video that provides low-interference, longer-distance, high-end CD-quality performance for wireless audio, video and security video products.

            In 1993, 1994 and 1995, Recoton's expenditures (including expenditures by STD since September 1, 1995) for research and development were approximately $584,000, $942,000 and $1,608,000 respectively, and for product and packaging design were approximately $642,000, $699,000 and $1,214,000 respectively.


MANUFACTURING

            Recoton's manufacturing strategy is to produce low-cost, high-quality consumer electronics accessories for its retail and OEM customers. Recoton's domestic manufacturing and assembly activities located at its Lake Mary, Florida facility include molding, hot stamping, bottle filling, silk screening, packaging and electronics assembly.

            The Company's facilities in the People's Republic of China currently are used solely to manufacture video and game accessories sold under the Interact brand but Recoton is exploring the possibility of using such facilities to manufacture other products. Recoton's in-house capabilities have been a major strength in obtaining OEM business.

            Recoton utilizes third-party manufacturers, primarily in China, Hong Kong and Taiwan, for most of its products. These vendors produce products in accordance with strict specifications and quality control standards set by Recoton, in either finished form or as components, for assembly at Recoton's Florida facility.

            Recoton coordinates most sourcing for the North American market with its buying agents which coordinate information flows with Recoton's suppliers, provide translation services, facilitate financing, conduct quality control inspections and oversee shipping. Recoton's high volume allows it to consolidate shipments and ship frequently, thereby obtaining preferential shipping rates and lowering costs. Recoton's Hong Kong subsidiaries coordinate sourcing and shipping to customers located in Asia, Europe and Australia.

            Recoton generally uses standard parts and components which can be purchased from multiple sources, although in certain instances a business decision is made to source certain products from a single supplier. Recoton's wireless products are among the products currently sourced from one vendor, which in turn subcontracts component manufacturing to other sources. While the loss of any single-source vendor could have a short-term adverse impact on the manufacturing and shipping of products if inventories levels were depleted, Recoton does not believe that the loss of any single vendor would have a long-term adverse effect. Recoton's policy of maintaining substantial inventory helps to lessen the risks of off-shore manufacturing. Recoton also maintains additional inventory of long-lead-time items and continually evaluates alternative supply sources.


COMPETITION

            The consumer electronics accessory market is highly fragmented and subject to intense competition. Recoton's competitors include (i) various companies which offer broad lines of consumer electronics accessories; (ii) other accessory companies which offer certain product lines; and (iii) manufacturers of brand name consumer electronics hardware, such as Zenith, Philips, Thomson/RCA and Sony, which market their own lines of similar accessories. Certain of Recoton's existing or potential competitors have greater financial, technical, marketing or manufacturing resources and may develop new accessories that are superior to those of Recoton. Recoton competes primarily on the basis of product variety and quality, customer service and support, product reliability, company and brand name reputation, ability to meet customer delivery needs, price, product features and proprietary products. Recoton believes that it competes favorably with respect to these factors.


TRADEMARKS AND PATENTS

            Recoton believes that the trademarks Ambico, Ampersand, Calibron, Discwasher, Interact, Parsec, Recoton, Rembrandt, Sole Control and SoundQuest are important to its business, and it anticipates that the Acoustic Research/AR trademarks will become important to its business. It also has over 40 additional United States registered trademarks for a variety of its individual products. As a result of its own product development, recent acquisitions and exclusive licenses, Recoton has over 25 United States patents, including patents on its 900 MHz wireless products, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, video synchronizing separator, cassette head demagnetizer, cassette head cleaner, antennas and an adapter to eliminate tangles in coiled telephone cords. Recoton licenses certain of its proprietary rights for use in products manufactured by others. Recoton on occasion receives communications from others asserting that certain of Recoton's products may be covered by such parties' patent or intellectual property rights. Recoton believes that its products do not infringe on the intellectual property rights of any third parties.

EMPLOYEES

            At December 31, 1995, Recoton had approximately 2,300 employees worldwide, of which approximately 1,050 reside in the United States or Canada and approximately 1,250 reside in Hong Kong or the People's Republic of China. The number of employees in the People's Republic of China fluctuates significantly on a seasonal basis. Of such U.S. or Canadian employees, 63 were engaged in sales and marketing, 21 in engineering, research and development, 778 in operations, manufacturing and warehousing and 185 in management, support services and administration. Approximately 600 employees at Recoton's Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which runs through August 2, 1996. Recoton considers its employee relations to be good.


Directors and Executive Officers of Recoton

            The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of December 31, 1995:


Name                          Age         Position
Robert L. Borchardt.........  58          Director; President, Co-Chairman of the Board, Co-Chief Executive
                                          Officer
Herbert H. Borchardt........  89          Director; Co-Chairman of the Board, Co-Chief Executive Officer
Stuart Mont.................  55          Director; Chief Operating Officer, Chief Financial Officer, Executive
                                          Vice President-Operations, Secretary
George Calvi................  45          Director; Executive Vice President-Sales and Marketing
Peter Wish..................  60          Director; Executive Vice President-Administration
Peter E. Dayton.............  59          Senior Vice President-National Sales
Terrance O'Flynn............  51          Senior Vice President-Marketing
Dennis Wherry...............  51          Senior Vice President-Operations
Craig Dykes.................  37          Vice President-Information Systems
Peter M. Ildau..............  58          Vice President-Corporate Communications
Joseph H. Massot............  51          Director; Vice President, Treasurer, Principal Accounting Officer,
                                          Assistant Secretary
William T. McGreevy.........  52          Vice President-Engineering
Richard D. Miller...........  34          Vice President-Compliance
Kevin J. Murphy.............  45          Vice President-Purchasing
Joseph M. Idy...............  55          Director
Irwin S. Friedman...........  62          Director
Ronald E. McPherson.........  66          Director

          Robert L. Borchardt has served as a director of Recoton since 1964, as President since 1976 and as Co-Chairman and Co-Chief Executive Officer since 1992. He was a Vice President from 1964 until 1969, Executive Vice President from 1969 until 1976 and Treasurer from 1969 until 1975. He started working for the Company in 1961. He is also on the Board of Governors of the Electronic Industries Association a trustee of the Electronics Industries Foundation and Vice Chairman of the Board of Directors and on the Executive Board of the Consumer Electronics Manufacturing, Association (CEMA). Mr. Robert Borchardt is Herbert Borchardt's son.

          Herbert H. Borchardt has served as a director of Recoton since 1945 and as Co-Chairman and Co- Chief Executive Officer since 1992. He served as Executive Vice President from 1945 until 1952, as President from 1952 until 1976 and as Chairman from 1976 until 1992.

          Stuart Mont has served as a director of Recoton since 1975 and as Chief Operating Officer since December 1993. He has also served as Chief Financial Officer since June 1992, Secretary since February 1989 and Executive Vice President-Operations since 1992. He served as a Vice President from 1978 until February 1989, as Treasurer from 1975 until 1989 and as Senior Vice President from February 1989 until 1992. He was elected President of Recoton Canada Ltd.
in 1992.

          George Calvi has served as a director of Recoton since 1984 and as Executive Vice President-Sales and Marketing since 1992. He served as Vice President from 1978 until 1988 and as Senior Vice President- Sales and Marketing from 1988 until 1992.

          Peter Wish has served as a director of Recoton since 1969 and as Executive Vice President- Administration since 1992. He served as Vice President from 1969 until 1976 and as Executive Vice President from 1976 until 1992.

          Peter E. Dayton has served as Senior Vice President-National Sales since December 1993. He served as Vice President-Sales from 1989 until 1993, as National Sales Manager from January 1987 to 1989 and as National Account Sales Manager from 1982 until 1987.

          Terrance O'Flynn has served as the Senior Vice President-Marketing since June 1994. Prior thereto, he was Director of Marketing of the Ladies Professional Golf Association from 1993 to 1994, President and a member of the Board of Directors of Mitsubishi Electronics America - Consumer Products Group from 1990 to 1993 and, prior thereto, Executive Vice President of Mitsubishi Electronics America - Consumer Products Group.

          Dennis Wherry has served as Senior Vice President-Operations since December 1993. He served as Senior Vice President-Operations of the Calibron Division from 1991 until December 1993. He was President of Calibron, Inc. from 1985 until its assets were acquired by the Company in 1989. Between 1989 and 1991, he was an employee of the Company responsible for Florida operations.

          Craig Dykes has served as Vice President-Information Systems since January 1991. He served as Assistant Vice President from 1989 until 1991 and as Director of Information Systems from 1987 until 1989.
He was elected a Vice President of Recoton Canada Ltd. in 1994.

          Peter M. Ildau has served as Vice President-Corporate Communications since December 1993; effective December 1995 such position was made an executive office of the Company. Between December 1991 and December 1993 he was Vice President-Advertising and from October 1990 until December 1991 he was Director of Marketing.

          Joseph H. Massot has served as a director of Recoton since 1985, as Principal Accounting Officer, Vice President and Treasurer since 1989 and as Assistant Secretary since 1983. He served as Recoton's Controller and Assistant Treasurer from 1978 until 1989.

          William T. McGreevy has served as Vice President-Engineering since December 1991; effective December 1995 such position was made an executive office of the Company. From September 1989 to December 1991 he was Director of Engineering.

          Richard D. Miller has served as Vice President-Compliance since December 1995. From January 1995 until December 1995 he was Recoton's Compliance Officer. Prior thereto, he was a Trade Specialist (April 1992-January 1995) and Import Specialist (January 1989-April 1992) with the U.S. Customs Service.

          Kevin J. Murphy has served as Vice President-Purchasing since January 1991. He served as Director of Purchasing from 1988 until 1991, as Assistant Vice President from February 1989 until 1991 and as Regional Sales Manager from 1980 until 1988.

          Joseph M. Idy has served as a director of Recoton since 1990. He has been a stockbroker and money manager at PaineWebber Inc. for more than fifteen years and Senior Vice President of PaineWebber Inc. since 1989.

          Irwin S. Friedman has served as a director of Recoton since 1982. He has been President, Chief Executive Officer and principal shareholder of I. Friedman Equities, Inc., a corporate financial consulting firm, for more than the past five years.

          Ronald E. McPherson has served as a director of Recoton since 1969. Until his retirement in 1989, he served as Secretary of the Company from 1964 and as Vice President of the Company from 1978.


Item 2.  Properties.

         U.S.A. Since June 1993, Recoton's domestic manufacturing, assembling, packaging, product research and development, warehousing and distribution operations have been located in Lake Mary, Florida, a suburb of Orlando. The Lake Mary complex, owned by the Company, consists of two buildings totalling 445,000 square feet situated on two near-by parcels aggregating approximately 38 acres, and includes state-of-the art office, warehouse, manufacturing and distribution facilities. The Company currently leases sales and corporate office space in New York City, New York; warehouse facilities in Maitland, Florida; sales offices in Ft. Lauderdale, Florida; sales office and warehouse facilities near Baltimore, Maryland; manufacturing, warehouse and office facilities near Los Angeles, California (two separate facilities); and sales or engineering offices near Chicago, Illinois and San Francisco, California.

         Canada and Far East. Recoton Canada Limited leases offices and warehouse facilities in Ontario, Canada. STD Holding Limited has a paid-up ground lease for offices in Hong Kong, and, through a subsidiary, it owns manufacturing facilities in the People's Republic of China.


Item 3.  Legal Proceedings.

         Customs Investigation. In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property (primarily compact disc cleaners and universal television remote controls costing approximately $150,000 to the Company) and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant. The government's investigation of possible criminal and civil issues remains pending. It appears that the issues in the investigation may relate to country of origin marking requirements, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents and importation of merchandise subject to textile quotas. An administrative proceeding has been commenced by the Customs Service under Section 596 of the Tariff Act (19 U.S.C. ss. 1595a) to determine the disposition of the seized merchandise. Recoton's management is unable to predict what claims, if any, might be asserted against Recoton as a result of the investigation or the financial impact of any such claim on Recoton.

          Recoton Corporation v. Gemini Industries, Inc. By complaint filed August 8, 1995, the Company commenced suit in the United States District Court for the Middle District of Florida against Gemini Industries, Inc. for infringement by Gemini of a patent held by the Company on the CD-20 CD-to-cassette adapter. This case was settled in February 1996.

         Recoton Corporation v. Chase Technologies, Inc. By complaint filed June 2, 1995, the Company commenced suit in the United States District Court for the Middle District of Florida against Chase Technologies, Inc. and its parent Home Theater Products International, Inc. for infringement of a patent held by the Company covering aspects of 900 MHz wireless speaker technology and for violation of the Lanham Act arising from the use of confusingly similar trade dress. Home Theater initiated suit against the Company in California contending that the Chase products do not infringe such patent and, alternatively, that Recoton's patent is invalid. Both suits were settled in January 1996 with the Chase/Home Theater claims of patent invalidity being withdrawn and Chase/Home Theater acknowledging infringement of Recoton's patent, albeit accidental.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

         The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Shares as reported on the Nasdaq Stock Market (adjusted for stock dividends) since January 1, 1994:

Quarter Ended                                   High           Low

1994
     March 31..........................        $20.67         $13.83
     June 30...........................         23.67          17.33
     September 30......................         23.00          12.00
     December 31.......................         20.75          15.00

1995
     March 31..........................        $19.50         $14.00
     June 30...........................         22.50          13.50
     September 30......................         29.00          18.00
     December 31.......................         28.00          15.75

1996
     March 31 (through March 14, 1996).        $22.50         $16.50

         On March 14, 1996, the last reported sale price for the Company's Common Shares on the Nasdaq Stock Market was $19.00 per share. As of March 14, 1996, there were 370 record holders of the Common Shares.

         The Company has never paid cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future. The Company's policy has been to retain all available earnings for the development and growth of its business. In deciding whether to pay dividends in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and capital expenditure requirements.

Item 6.  Selected Financial Data.

         The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1995 are derived from the consolidated financial statements of Recoton Corporation and its subsidiaries, which financial statements have been audited by Cornick, Garber & Sandler, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended December 31, 1995 appears in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                        Year Ended December 31,
                                                       1991         1992         1993        1994        1995
                      (In thousands, except per share data) Statement of
                          Operations Data:
 Net sales........................................  $58,224      $76,682     $121,364    $163,973     $212,677
 Cost of sales....................................   34,536       44,680       72,607      97,317      129,981
                                                     ------       ------      -------     -------     --------
    Gross profit..................................   23,688       32,002       48,757      66,656       82,696
 Selling, general and administrative expenses.....   19,371       24,922       36,290      49,454       62,747
                                                     ------       ------      -------     -------     --------
 ..................................................    4,317        7,080       12,467      17,202       19,949

 Interest expense.................................    1,134          768        1,106         608          793
 Provision for (reversal of) patent litigation....      490          (490)         --          --           --
 Provision for consolidation of facilities........       --          565           --          --           --
 Net investment income ...........................    (102)       (101)            (11)       (479)        (569)
                                                    -------      ------         -------     -------     -------

 Income before income taxes ......................    2,795        6,338       11,372      17,073       19,725
 Income tax provision.............................    1,014        2,675        4,050       5,269        4,672
                                                      -----        -----       ------      ------      -------

     Net income...................................   $1,781       $3,663       $7,322     $11,804      $15,053
                                                     ======       ======       ======     =======      =======

 Net income per share (1).........................    $0.31        $0.48        $0.86       $1.12        $1.31
                                                      =====        =====        =====       =====        =====

 Weighted average number of common and common
  share equivalents outstanding (2)...............    7,573        8,093        8,539      10,572       11,466
                                                      =====        =====        =====      ======       ======


                                                                                December 31,
                                                       1991         1992         1993        1994         1995
                                                       ----         ----         ----        ----         ----

Balance Sheet Data:

 Working capital..................................   $19,001      $20,101      $30,454   $ 83,223     $ 96,402
 Total assets.....................................    36,172       59,811       75,439    118,764      185,054
 Short-term debt, including current portion of
  long-term debt..................................     1,598       14,952       22,101        863       18,307
 Long-term debt...................................    13,630        2,317        6,083      5,221       20,511
 Stockholders' equity.............................    13,164       30,191       37,839     96,633      119,397

- ---------------

         (1) Represents net income per share on a fully diluted basis. On a primary basis, net income per share was $.34, $.58, $.86, $1.12 and $1.32 for 1991, 1992, 1993, 1994 and 1995
                  respectively.

         (2) As adjusted to give effect to share distributions effected in the form of stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

           The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                         Year Ended December 31,
                                                            1991       1992        1993        1994        1995
Net sales.....................................            100.0%      100.0%      100.0%     100.0%       100.0%
Cost of sales.................................             59.3        58.3        59.8       59.3         61.1
                                                          -----       -----       -----      -----        -----
 Gross profit.................................             40.7        41.7        40.2       40.7         38.9
Selling, general and administrative
 expenses.....................................             33.3        32.5        29.9       30.2         29.5
                                                          -----       -----       -----      -----        -----

 ..............................................              7.4         9.2        10.3       10.5          9.4

Interest expense..............................              1.9         1.0         0.9        0.4          0.4
Provision for (reversal of) patent
 litigation...................................              0.8        (0.6)         --         --           --
Provision for consolidation of facilities.....               --         0.6          --         --           --
Investment income (net).......................             (0.1)       (0.1)         --       (0.3)        (0.3)
                                                          ------      ------      -----      ------       -----
 Income before income taxes ..................              4.8         8.3         9.4       10.4          9.3
Income tax provision..........................              1.7         3.5         3.4        3.2          2.2
                                                          -----       -----       -----      -----        -----
 Net income...................................              3.1%        4.8%        6.0%       7.2%         7.1%
                                                          ======      ======      ======     ======       ======

Comparison of Years Ended December 31, 1995 and 1994

         Net sales increased from 1994 to 1995 by $48.7 million or 29.7%, to $212.7 million. The sales increase is attributable to sales of the Interact, Performance and STD brands (1995 sales were $24.6 million) which were acquired by the Company in September 1995 through the acquisition of STD Holding Limited ("STD"), strong sales of the Company's OEM product lines, increased international sales by the Company's Hong Kong marketing and Canadian subsidiaries, the continued growth of the Company's 900 MHz wireless audio and video line and the introduction of new products, including computer and cellular phone accessories.

         Gross profit increased from 1994 to 1995 by $16.0 million to $82.7 million but decreased as a percentage of net sales from 40.7% in 1994 to 38.9% in 1995. The dollar increase was attributable to increased sales, of which the STD product line was the primary contributor. The percentage decrease was due primarily to a change in product mix and aggressive pricing aimed at expanding market share. The change in product mix included sales of newly introduced cellular phone accessories and universal TV remote control products, which have lower gross margins and sales of OEM products, which typically carry lower gross margins, yet have lower associated selling expenses.

         Selling, general and administrative expenses increased in 1995 by $13.3 million to $62.7 million, but decreased as a percentage of net sales from 30.2% to 29.5%. Approximately $6.8 million of the increase was attributable to the acquired STD operation with the balance attributable to increased selling expenses related to the increased sales volume. The percentage decrease was due to the increased proportion of sales to OEM customers and increased operating efficiencies, which were however offset by increased research and development, advertising and marketing expenses.

         Interest expense in 1995 was approximately $793,000 of which approximately $600,000 was attributable to the acquisition and the operations of STD. The Company borrowed $13 million to finance the acquisition and also assumed STD's bank obligations. Interest expense on domestic borrowings in 1995 decreased by approximately $388,000.

         Investment income increased in 1995 by approximately $90,000 to $569,000. The increase in investment income resulted from the investment of temporarily surplus funds.

         The effective income tax rate decreased to 23.7% of pre-tax income in 1995 from 30.9% in 1994, principally as a result of the higher proportion of income earned by the Company's subsidiaries in Hong Kong and China, which are taxed at a maximum rate of 16.5%. The effective income tax rate for the year ended December 31, 1995 may not be indicative of the effective income tax rate for the year ending December 31, 1996 or thereafter because of the changes in the proportion of domestic and foreign taxable income which might occur.

         Income per share in 1995 was $1.32 on a primary basis and $1.31 on a fully-diluted basis. The 1995 per share calculations were based on 11,402,000 (11,466,000 on a fully-diluted basis) average common and common equivalent shares outstanding, as compared with 10,560,000 and 10,572,000 shares, respectively, for 1994. The increase in average shares outstanding in 1995 primarily results from the 1,740,000 shares sold in the public offering of the Company's Common Shares in April 1994 being included in the earnings per share calculation for a full year and the 406,092 shares issued as part of the STD purchase in September 1995.

         In 1996, the Company will be required to adopt Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and No. 123, "Accounting for Stock-Based Compensation." The Company does not expect a material impact on earnings from the adoption of either standard.

Comparison of Years Ended December 31, 1994 and 1993

         Net sales increased from 1993 to 1994 by $42.6 million or 35.1%, to $164 million. This increase in net sales was due to strong sales of the Company's existing consumer electronics accessory product lines and acceptance of new cellular telephone and computer products. The Company experienced continued strong growth of its 900 MHz wireless audio and video line (1994 sales exceeded $30 million, up from over $15 million in 1993) and increased international sales primarily by the Company's Hong Kong and Canadian subsidiaries (an increase of approximately $13 million from 1993 to 1994).

         Gross profit increased in 1994 by $17.9 million, and increased slightly as a percentage of net sales from 40.2% to 40.7%. The dollar increase was primarily attributable to the increase in net sales and the percentage increase was attributable to a slightly more profitable product mix.

         Selling, general and administrative expenses increased in 1994 by $13.2 million to $49.5 million and increased slightly as a percentage of net sales from 29.9% to 30.2%. The dollar increase was attributable primarily to increased selling expenses related to the increased sales volume. The slight increase in the percentage was attributable to increased promotional costs, which were partially offset by increased operating efficiencies resulting from the consolidation of the Company's facilities in the Spring of 1993.

         Interest expense decreased in 1994 by approximately $498,000 to $608,000. The decrease was due to the repayment of short-term borrowing from the proceeds of the public offering of the Company's Common Shares concluded in April 1994.

         Investment income increased in 1994 by approximately $469,000 to $479,000. The increase resulted from the investment of a portion of the proceeds from the public offering of the Company's Common Shares in short-term treasury bills.

         The effective income tax rate decreased to 30.9% in 1994 from 35.6% in 1993. The factors causing the reduction in the effective income tax rate are:
(1) the income earned by the Company's Hong Kong subsidiary, which began operations in the second half of 1993, was taxed at 16.5% in 1994 (17.5% in 1993); (2) the benefits of lower effective state tax rates due to the Company's relocation to Florida in the second quarter of 1993; and (3) the nonrecurring benefit of the 1992 loss carryforward of the Company's Canadian subsidiary which could not be utilized until 1994.

         Income per share data for all periods gives effect to the three-for-two stock split effected in the form of a 50% stock dividend distributed by the Company in July 1994. Income per share for 1994 includes the effect of the 1,740,000 shares sold in the public offering of the Company's Common Shares in April 1994. As a result of the offering, the Company's then outstanding Common Shares were increased by approximately 33%.

                        LIQUIDITY AND CAPITAL RESOURCES

         Prior to April 1994, the Company had obtained the funds for increases in working capital, capital expenditures and acquisitions primarily from cash flow from operations, short-term bank lines of credit, long-term financing and normal trade credit. In April 1994, the Company completed a public offering of 1,740,000 Common Shares, raising net proceeds of approximately $46.5 million. The Company maintains domestic lines of credit of $50 million with three banks of which $5 million can only be used for acquisition purposes, any of which may be terminated by such banks at any time. At December 31, 1995, loans and letters of credit of $7.5 million were outstanding on the domestic lines of credit and $8.1 million were outstanding under foreign lines of credit. In January 1996, the Company's Hong Kong subsidiaries replaced their former borrowing arrangements with an aggregate $19.5 million line of credit with four foreign banks.

         At December 31, 1995, the Company had working capital of approximately $96.4 million as compared with approximately $83.2 million at December 31, 1994. The net increase of approximately $13.2 million resulted primarily from profitable operations for the year ended December 31, 1995. However, the Company's working capital ratio decreased to 3.2 to 1 at December 31, 1995 from
6.3 to 1 at December 31, 1994. The September 1995 purchase of STD Holding Limited brought about a major change in the components of the Company's working capital, which effected the working capital ratio. Inventories as a whole increased approximately $22.8 million, with STD accounting for approximately $14.8 million of that increase; the balance of the increase was necessitated by increased investment for the introduction of new products and projected increases in sales volume. Similarly, trade receivables increased approximately $19.4 million, of which STD accounted for approximately $14.7 million and the balance was due to a higher sales volume. Additionally, short-term bank loans and current portion of long-term debt as a whole increased approximately $17.4 million, with STD accounting for approximately $9.9 million of that increase; the balance was necessary to support the increase in inventory and trade receivables. Accounts payable increased approximately $6.2 million, of which STD accounted for approximately $7.7 million, offset by a $1.4 million decrease in Recoton Corporation's domestic accounts payable.

         In June and August of 1994, the Company purchased approximately 30 acres of land in Lake Mary, Florida on which it completed construction in 1995 of a 245,000 square foot warehouse building. The cost for the land and building construction was approximately $7.2 million. The Company initially utilized a combination of its own cash and existing bank lines for this project. However, in December 1995 the Company obtained a five-year $7 million mid-term uncollateralized bank loan.

         In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1994, 6,166 shares were repurchased for approximately $125,000 and, in 1995, an additional 42,366 shares were repurchased for $710,000.

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

         In April 1995, Recoton announced the formation of Christie Design Corporation located in Chatsworth, California. This wholly-owned subsidiary has developed and will market speaker products. The Company has expended approximately $3 million for start-up and capital costs for this subsidiary through December 31, 1995. The Company expects to begin manufacturing and shipping in early 1996.

         In September 1995, Recoton acquired STD Holding Limited, a Hong Kong-based international manufacturer and marketer of multimedia and computer accessories, including video game joysticks, controllers and accessories and computer speakers sold under the Interact, Performance and STD brand names. STD's operations are in Hong Kong, the People's Republic of China and Maryland (U.S.A.). The total cost of the purchase of $22.7 million was paid through a combination of cash and 406,092 Recoton Common Shares (valued at $8.3 million). The cash portion of the purchase price was initially borrowed under existing bank lines of credit. In December 1995, the Company obtained a five-year bank term loan to replace these borrowings.

         In January 1996, Recoton announced it had executed a definitive merger agreement to acquire International Jensen Incorporated (IJI), a leading marketer of home and automotive loudspeakers at a total estimated cost of approximately $55 million, plus the assumption of IJI debt. IJI's shareholders are being offered cash and/or Recoton Common Shares for their IJI shares, subject to specified maximums and adjustments, as more fully described in the merger agreement. The cash portion of the purchase is expected to be financed through medium-term debt and revolving lines of credit. The transaction is subject to the approval of Jensen's stockholders as well as certain other conditions. The acquisition is currently anticipated to close in May.

         The Company currently believes there is no material exposure to loss due to foreign currency risks in its foreign subsidiaries. The Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK$7.78 to US$1.00. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. No material amounts are invested in Canadian assets.

         The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.


Item 8.  Financial Statements and Supplementary Data.

(a)(1)   INDEX TO FINANCIAL STATEMENTS
                                                                   Page

            Independent Auditors' Report                           F-1

            Recoton Corporation and Subsidiaries --

            Consolidated Balance Sheets as
            at December 31, 1994 and 1995                          F-2

            Consolidated Statements of Operations for
            the years ended December 31, 1993, 1994
            and 1995                                               F-3

            Consolidated Statements of Stockholders'
            Equity for the years ended December 31, 1993,
            1994 and 1995                                          F-4 to F-6

            Consolidated Statements of Cash Flows for
            the years ended December 31, 1993, 1994
            and 1995                                               F-7 to F-8

            Notes to Financial Statements                          F-9 to F-25

(a)(2)     INDEX TO FINANCIAL STATEMENT SCHEDULE

            Independent Auditor's Report on
            Supplemental Schedule                                  F-26

            Recoton Corporation and Subsidiaries --

            Schedule II   -- Valuation and
                             Qualifying Accounts                   F-27


           Other financial statement schedules have not been filed because the conditions requiring the filing do not exist or the required information is provided in the consolidated financial statements, including the notes thereto.

           The individual financial statements of the Company have been omitted because the requirements for omission have been met.

                         Independent Auditors' Report

Board of Directors
Recoton Corporation



                  We have audited the accompanying consolidated balance sheets of RECOTON CORPORATION AND SUBSIDIARIES as at December 31, 1994 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                           /s/ CORNICK, GARBER & SANDLER, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
February 27, 1996


                      RECOTON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)


                                       ASSETS                    AS AT DECEMBER 31,
                                                               1994                1995

Current assets:
   Cash and cash equivalents                                   $ 15,475            $ 12,393
   Accounts receivable (less allowance for possible
      loss of $989,000 in 1994 and $1,587,000 in 1995)           35,580              55,019
   Inventories                                                   43,669              66,484
   Prepaid expenses and other current assets                      4,300               6,583
                                                               --------             --------

                  Total current assets                           99,024              140,479

Property and equipment (at cost, less accumulated
   depreciation and amortization)                                12,948               24,163
Goodwill (less accumulated amortization)                          3,809               16,391
Other assets                                                      2,983                4,021
                                                                --------            ---------

                  T O T A L                                    $118,764             $185,054
                                                               ========             ========

                                       LIABILITIES

Current liabilities:
   Bank loans and drafts payable                                                    $ 13,176
   Current portion of long-term debt                          $    863                 5,131
   Accounts payable                                              8,944                15,144
   Accrued expenses                                              4,117                 7,417
   Income taxes payable                                          1,877                 3,209
                                                                --------             --------

                  Total current liabilities                     15,801                44,077

Long-term debt (less current portion above)                      5,221                20,511
Other noncurrent liabilities                                     1,108                 1,069
                                                                --------            --------

                  Total liabilities                             22,130                65,657
                                                               --------             --------

Commitments and contingencies (Notes B, N and 0)

                                  STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each - authorized
   10,000,000 shares; none issued                                --                   --
Common stock - $.20 par value each - authorized
   25,000,000 shares; issued 11,793,198 shares in
   1994 and 12,296,160 shares in 1995                            2,359                 2,459
Additional paid-in capital                                      64,394                72,926
Retained earnings                                               33,744                48,797
Cumulative foreign translation adjustment                         (381)                 (300)
                                                                --------             --------

                  Total                                        100,116               123,882

Treasury stock - 1,073,859 shares in 1994 and
  1,132,770 shares in 1995, at cost                             (3,482)               (4,485)
                                                               --------             --------

                  Total stockholders' equity                    96,634               119,397
                                                                --------             --------

                  T O T A L                                   $118,764              $185,054
                                                              ========             ==========

        The notes to financial statements are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                       1993             1994           1995

Net sales                                             $121,364          $163,973       $212,677

Cost of sales                                           72,607            97,317        129,981
                                                      --------          --------        --------

Gross profit                                            48,757            66,656         82,696
                                                      --------          --------        --------

Selling, general and administrative
   expenses                                             36,290            49,454         62,747
Interest expense                                         1,106               608            793
Investment income                                          (11)             (479)          (569)
                                                        --------          --------       ------

         T o t a l                                      37,385            49,583         62,971
                                                       --------          --------       -------

Income before income taxes                              11,372            17,073         19,725
Income tax provision                                     4,050             5,269          4,672
                                                       --------          --------        ------

NET INCOME                                            $  7,322          $ 11,804       $ 15,053
                                                      ========           ========        ======

Income per share:
   Primary                                               $.86              $1.12          $1.32
                                                        ====               =====           ====

   Assuming full dilution                                $.86              $1.12          $1.31
                                                         ====              =====          =====

Average number of shares used in computing per share amounts:
   Primary                                              8,494             10,560         11,402
                                                        =====             ======         ======

   Assuming full dilution                               8,539             10,572         11,466
                                                        =====             ======         ======

          The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   Cumulative
                                                                                   Foreign
                                                       Additional                  Currency
                                  Common Stock           Paid-In      Retained   Translation           Treasury Stock
                             Shares      Amount         Capital       Earnings    Adjustment       Shares      Amount


BALANCE - JANUARY 1, 1993    5,034,372     $1,007         $18,028       $14,618    $  (66)          1,086,509  $3,396

Net income for the year                                                   7,322
Post closing Ambico
   purchase price adjustment     1,002                         16
Exercise of stock options       25,045          5              82
Repurchase of stock
                                                                                                        1,086      23
Issuance of stock option at
   less than fair market
   value                                                       20
Issuance of stock awards and
   bonuses                                                    295                                     (19,902)    (62)
Share distribution in the
   form of 33 1/3% stock
  dividend (including cash paid
  for fractional shares)     1,329,087        266            (269)
Foreign currency translation
   adjustment                                                                         (128)

                             ---------      -----           ------        ------      -----          ---------   -----
BALANCE - DECEMBER 31, 1993  6,389,506      1,278           18,172        21,940      (194)          1,067,693   3,357
  (CARRY FORWARD)            ---------      -----           ------        ------      -----          ---------   -----


                      RECOTON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                      -2-
                                                                                                   Cumulative
                                                                                                   Foreign
                                                                     Additional               Currency
                                             COMMON STOCK            Paid-In      Retained    Translation    TREASURY STOCK
                                             SHARES         AMOUNT    CAPITAL      EARNINGS    ADJUSTMENT     SHARES   AMOUNT
                                          -----------     ---------    -------------  ------------ ----------- ---------- -----

BALANCE - DECEMBER 31, 1993
   (BROUGHT FORWARD)                       6,389,506       $1,278      $18,172       $21,940     $(194)       1,067,693  $3,357

Net income for the year                                                                  11,804
Public offering of common stock            1,740,000        348        46,183
Exercise of stock options                     97,371         20           756
Repurchase of stock                                                                                               6,166     125
Share distribution in the form
of 50% stock dividend
   (including cash paid for
   fractional shares)                      3,566,321        713          (717)
Foreign currency translation
   adjustment                                                                                       187)

BALANCE - DECEMBER 31, 1994               ----------         ------     -------         ------      -----    ---------    ------
   (CARRY FORWARD)                        11,793,198          2,359      64,394         33,744      (381)     1,073,859   3,482
                                          ----------         ------     -------         ------      -----    ---------    ------


                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     - 3 -

                                                                 Additional                   Currency
                                          COMMON STOCK            Paid-In       Retained    Translation         TREASURY STOCK
                                      SHARES           AMOUNT     CAPITAL       EARNINGS    ADJUSTMENT      SHARES      AMOUNT
                                   -----------       ----------  -----------   -----------  -----------   ----------  --------


Balance - DECEMBER 31, 1994
   (BROUGHT FORWARD)                 11,793,198         $2,359     $64,394        $33,744       $(381)     1,073,859      $3,482

Net income for the year                                                            15,053
Exercise of stock options                96,870             19         339                                     4,649          99
Repurchases of stock                                                                                          42,366         710
Stock issued for acquisition
   of STD Holding Limited               406,092             81       8,193
Stock acquired in cancellation
   of $194,000 loan receivable                                                                                11,896         194
Foreign currency translation
   adjustment                                                                                      81
                                     ----------         ------     -------        -------       -----      ---------      ------
BALANCE - DECEMBER 31, 1995          12,296,160         $2,459     $72,926        $48,797       $(300)     1,132,770      $4,485
                                     ==========         ======     =======        =======       =====      =========      ======


No shares of preferred stock were issued or outstanding during the above periods.


                    The notes to the financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (TABULAR AMOUNTS IN THOUSANDS)




                                                                                             YEAR ENDED DECEMBER 31,
INCREASE (DECREASE) IN CASH AND                                                  1993              1994                1995
                                                                              -----------       -----------       ---------
  CASH EQUIVALENTS


Cash flows from operating activities:
 Net income                                                                   $    7,322          $  11,804             $ 15,053
                                                                                ---------           --------            --------

   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                 1,482              1,677               2,496
      Amortization of intangibles                                                    679                765               1,120
      Provision for losses on accounts receivable                                    410                367                 847
      Deferred income taxes                                                          189               (305)               (776)
      Expense applicable to stock awards issued
        from treasury stock and stock option granted
         at prices less than fair market value                                        29
      Change in asset and liability accounts (net
      of effects of acquisitions):
         Accounts receivable                                                     (10,212)            (7,575)            (13,242)
         Inventory                                                                (4,076)            (15,896)           (14,195)
         Prepaid expenses and other current assets                                (1,098)            (1,616)             (1,858)
         Other assets                                                               (153)              (187)                 95
         Accounts payable and accrued expenses                                    (2,670)             4,668                 923
         Income taxes payable                                                        169              1,281               1,114
         Other noncurrent liabilities                                                (75)               (26)                 43
                                                                                --------           --------            --------

               Total adjustments                                                 (15,326)           (16,847)            (23,433)
                                                                                --------           --------            --------

               Net cash used for operating activities                             (8,004)            (5,043)             (8,380)
                                                                                --------           --------            --------

Cash flows from investing activities:
   Payments for acquisitions (net of
     approximately $2,340,000 cash acquired
     in 1995)                                                                                        (2,994)            (12,883)
   Expenditures for trademarks, patents and
      intellectual property                                                         (344)               (96)               (771)
   Expenditures for property and equipment                                        (2,473)            (4,420)            (10,561)
                                                                                --------           --------            --------

               Net cash used for investing activities                             (2,817)            (7,510)            (24,215)
                                                                                --------           --------            --------



                      RECOTON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (TABULAR AMOUNTS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
INCREASE (DECREASE) IN CASH AND                                              1993              1994               1995
                                                                           -----------       -----------       --------
  CASH EQUIVALENTS

Cash flows from financing activities:
   Net borrowings (repayments) under credit
      agreements                                                            $  6,447        $(20,800)          $13,193
   Repayments of bank loans assumed upon
      acquisition of businesses                                                               (1,175)           (2,273)
   Net proceeds from long-term bank borrowings                                 5,054                            20,000
   Repayment of long-term bank borrowings                                       (682)         (1,379)             (943)
   Net proceeds from public offering of common
      stock                                                                                   46,531
   Proceeds from exercise of stock options                                        66             134               198
   Purchases of treasury stock                                                   (23)           (125)             (710)
   Income tax benefit applicable to exercise
      of stock options                                                            21             641                62
   Payments for fractional shares                                                 (3)             (4)
                                                                             --------         -------           ------

           Net cash provided by
              financing activities                                            10,880          23,823            29,527
                                                                             --------         -------           ------

Effect of foreign exchange rate changes
   on cash of foreign subsidiaries                                               (37)             17               (14)
                                                                             --------         -------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                               22          11,287             (3,082)

Cash and cash equivalents - January 1                                          4,166           4,188             15,475
                                                                             --------         -------            -------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                     $  4,188         $15,475            $12,393
                                                                             ========         =======            =======

Supplemental disclosures of cash paid for:
   Interest                                                                 $  1,047         $   642            $   713
                                                                             ========         =======            =======

   Income taxes                                                             $  3,527         $ 3,653            $ 4,429
                                                                             ========         =======            =======



                    The notes to financial statements are made a part hereof.

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

             DESCRIPTION OF BUSINESS:

             The Company operates in one line of business, as a manufacturer and supplier of a comprehensive line of accessories for consumer electronic products. The Company's products are sold principally to retailers, original equipment manufacturers and other accessory vendors located primarily in the United States, Canada and the Far East. In addition to its domestic facilities, the Company maintains office and warehouse facilities in Hong Kong and Canada and manufacturing facilities in the People's Republic of China.

             PRINCIPLES OF CONSOLIDATION:

             The consolidated financial statements include the accounts of Recoton Corporation (Company) and its subsidiaries, which are wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

             USE OF ESTIMATES:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS:

             The assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year end rates of exchange. Operating accounts are translated at average rates of exchange during the year. Gains and losses on translation are reflected as a separate component of stockholders' equity on the consolidated balance sheet. Also included in the separate component of stockholders' equity are the effects of exchange rate changes on certain intercompany balances with the Canadian subsidiary which are not intended to be settled on a current basis.

             CASH AND CASH EQUIVALENTS:

             Cash equivalents on the balance sheet and statement of cash flows are comprised of money market mutual funds, certificates of deposit with a maturity of three months or less and U.S. Treasury bills purchased within three months of their maturity. Due to the nature and size of the Company and the volume of its transactions, it maintains certain domestic cash accounts in excess of FDIC insured limits and cash accounts in foreign banks.

(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                        -2-

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (CONTINUED):

             FAIR VALUE OF FINANCIAL INSTRUMENTS:

             The carrying value at December 31, 1995 and December 31, 1994 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.


             INVENTORIES:

             Inventories are stated at the lower of cost (first-in, first-out method) or market, representing estimated net realizable value.

             DEPRECIATION OF PROPERTY AND EQUIPMENT:

             For financial accounting purposes, depreciation is computed over the estimated useful lives of the assets on the straight-line method. For income tax purposes, accelerated depreciation methods are utilized for certain assets.

             GOODWILL:

             Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired in business combinations treated as purchases, is being charged to operations on a straight-line basis over periods of from 15 to 20 years. At each balance sheet date, the Company intends to periodically review for impairment the unamortized goodwill balance from each of its acquisitions. If it appears that there has been a change in events or circumstances which indicates that the unamortized balance may not be fully recoverable, an evaluation will be made using undiscounted estimated future cash flows and estimated current values of the acquired businesses or related assets, as appropriate.

             OTHER ASSETS:

             Other assets are summarized as follows:

                                                 (In Thousands)
                                                   DECEMBER 31,
                                                ---------------------
                                                1994            1995
                                                ------         -------
     Noncompete covenants                       $  709         $  206
     Trademarks, patents and
        licensing costs                            651          1,589
     Long-term debt financing
        costs                                      132            165
     Noncurrent deferred income
        tax assets                                 737          1,069
     Investments in split dollar
        life insurance policies and
        miscellaneous assets                       754            992
                                                ------         ------

                T O T A L                       $2,983         $4,021
                                                ======         ======


(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                        -3-


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (CONTINUED):

              OTHER ASSETS (CONTINUED);

              Noncompete covenants are being charged to operations over the term of the related noncompete agreements. Trademarks, patents and licensing costs are being charged to operations over the terms of the related trademarks, patent or license period, or a shorter period based on the estimated commercial life of the related product. Debt financing costs are charged to operations over the scheduled term of the related debt instrument; however, if the related debt is paid prior to its scheduled maturity, such costs are written off in proportion to the debt reduction.

              INCOME TAXES:

              Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Previously, the Company had accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11. This change in accounting for income taxes had no material effect on the net balance of the Company's deferred income tax assets and liabilities at January 1, 1993 or on its provision for income taxes for the year ended December 31, 1993.

              INCOME PER SHARE:

              Primary income per share is based on the weighted average number of common and, if material, common equivalent shares outstanding during each year. Fully diluted income per share is based on the weighted average number of common and common equivalent shares outstanding. All per share amounts give effect to the stock splits effected in the form of stock dividends in 1993 and 1994.


NOTE B - ACQUISITIONS:

              In January 1994, the Company purchased for approximately $450,000 certain tangible assets and proprietary rights of Infrared Research Labs, Inc., a supplier of universal remote control devices.




(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                        -4-



NOTE B - ACQUISITIONS (CONTINUED):

              In September 1994, the Company acquired from Sound Quest, Inc. selected assets relating to its automotive audio accessory product line and assumed certain liabilities at a net cost of $2.54 million. An additional purchase price, not to exceed $1.15 million, is contingently payable to Sound Quest, Inc. over the five year period ending Decem- ber 31, 1999 based on increases in sales of the product line (as defined) over base period sales. Goodwill of $2.3 million, representing the excess of the consideration paid over the fair value of the net assets acquired, is being charged to operations over 15 years. The prior year's operations of Sound Quest, Inc. were immaterial in relation to those of the Company.

              In February 1995, the Company purchased, for approximately $722,000 selected assets of Ampersand (a division of Ampco Industries, Inc.). Ampersand is a manufacturer and supplier of car stereo installation accessories.

              Effective August 31, 1995, the Company acquired, in a purchase transaction, the outstanding stock of STD Holding Limited ("STD"), as well as certain net assets owned by one of STD's subsidiaries. STD is a manufacturer and marketer of video game joysticks, controllers and computer accessories. The purchase price was approximately $22.7 million, which included the issuance of 406,092 shares of Recoton's common stock with a market value of approximately $8.3 million. The $13 million excess of consideration paid over the fair market value of the net assets acquired has been recorded as goodwill, which is being amortized to operations over 15 years. The results of operations of STD are included in the accompanying financial statements from September 1, 1995.

              The following presents, on an unaudited pro forma basis, the net sales, net earnings and earnings per share of the Company for the years ended December 31, 1994 and 1995, as if STD had been owned during these years. The information for STD is based on its audited financial statements for its fiscal year ended March 31, 1995 and its unaudited historical information for the eight months ended August 31, 1995. The pro forma information does not purport to be indicative of the results of operations that would have occured had the transaction taken place at the beginning of the periods presented, nor is it necessarily indicative of the expected future results of operations.



(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                        -5-



NOTE B - ACQUISITIONS (CONTINUED):

                                   (In Thousands, Except Per Share Data)
                                          YEAR ENDED DECEMBER 31,
                                                1994              1995
                                                ----              ----
                Net sales                     $204,806          $233,897
                                              ========          ========

                Net earnings                  $ 13,794          $ 14,137
                                              ========          ========

                Primary earnings per share    $   1.26          $   1.21
                                              ========          ========

              In January 1996, the Company and International Jensen Incorporated ("Jensen") entered into a merger agreement, pursuant to which Jensen would be merged into a wholly-owned subsidiary of the Company and each stockholder of Jensen would receive $8.90 in cash and/or shares of the Company's common stock for each share of Jensen's common stock. The total acquisition cost is estimated at $55 million, including estimated investment banker's fees and other costs of the merger. As a condition of the merger, Jensen will sell the assets of its original equipment manufacturing business for approximately $15 million and the assumption of certain liabilities to a company owned by Jensen's President. The merger is contingent on a number of conditions, including the approval of Jensen's stockholders. Jensen is a leading manufacturer, marketer of home and automotive loudspeakers. The merger is currently anticipated to close in May 1996.

              The Company has licensed from Jensen certain trademarks for a period of one year from January 1996 at a fee of $10,000 a month. The Company has also acquired an option to purchase the licensed marks, exercisable at any time until the first anniversary of the grant date (or later under certain limited circumstances), for a purchase price of $6 million. In addition, Jensen acquired an option to sell the licensed trademarks exercisable at any time after the termination of the Merger Agreement and before the first anniversary of the grant date (or later under certain limited circumstances) for $6 million. It is Recoton's current intention to exercise the purchase option if the merger does not occur as planned; in the event of such exercise, Recoton has the right to offset against its payment any termination fees which may be owed by Jensen to Recoton under the Merger Agreement (which, under certain circumstances, would either be $6 million or $1.5 million).







(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                        -6-



NOTE C -        INVENTORIES:

              Inventories are summarized as follows:

                                                         (In Thousands)
                                                           DECEMBER 31,
                                                      1994             1995
                                                    --------         ------

                   Raw materials and
                     work-in-process               $14,765          $22,237
                   Finished goods                   21,751           35,132
                   Merchandise in-transit            7,153            9,115
                                                   -------          -------

                        T O T A L                  $43,669          $66,484
                                                   =======          =======


NOTE D - PROPERTY AND EQUIPMENT:

              Property and equipment are summarized as follows:

                                                        (In Thousands)              Estimated
                                                        DECEMBER 31,               Useful Life
                                                  1994              1995             (YEARS)
                                              -----------        ----------        ---------

      Land                                      $ 3,016           $ 3,016
      Buildings, leaseholds
        and improvements (1)                      5,656            12,926             15 - 40
      Machinery and
        equipment                                 3,731             5,820              3 - 5
      Furniture, fixtures
       and office equip-
       ment                                       2,804             4,571              3 - 7
      Tools and dies                              3,595             6,077              2 - 5
                                                -------           -------

          Totals                                 18,802            32,410

      Less accumulated
        depreciation
        and amortization                          5,854             8,247
                                                -------           -------

          Balance                               $12,948           $24,163
                                                =======           =======


               (1) Includes interest costs capitalized of approximately $70,000 in 1994 and $298,000 in 1995.



(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                        -7-

NOTE E - LINES OF CREDIT AND DRAFTS PAYABLE - BANK:

              The Company has $50 million of domestic bank lines of credit with three banks, of which $5 million can only be used for acquisition purposes. With respect to the remaining $45 million, the banks have a security interest to the extent of merchandise purchased utilizing bankers' acceptances. Interest on borrowings under the lines is payable at rates negotiated with the banks at the time borrowings are made. At December 31, 1995, outstanding short-term bank loans under these lines were approximately $6.1 million. Additionally, at December 31, 1995, the Company's Hong Kong subsidiaries had short-term bank loans of approximately $7.1 million outstanding under their bank lines of credit. The weighted average interest rate on the short-term bank loans outstanding at December 31, 1995 was approximately 6.5% with respect to the domestic borrowings and approximately 8.7% with respect to the borrowings by the Hong Kong subsidiaries. Outstanding letters of credit, which aggregated approximately $2.4 million, reduce the amounts available under these lines of credit.

              In January 1996, the Company's Hong Kong subsidiaries renegotiated their bank lines of credit. The new lines of credit, which aggregate approximately $19.5 million, are with four overseas banks. Under the terms of the new lines, the banks have a security interest to the extent of merchandise purchased utilizing trust receipt loans. Interest on borrowings under these lines is primarily payable at rates varying from .25% to .50% above the Hong Kong prime rate.


NOTE F - LONG-TERM DEBT:


              Long-term debt included in the consolidated balance sheets is summarized as follows:
                                 (In Thousands)
                               AS AT DECEMBER 31,
                                                   ------------------------
                                                   1994             1995
                                                   ------           ------
 Notes payable - banks: (1)
    Due in monthly installments of
       $58,350 through October 1998, plus
       interest at 6.91% a year                    $2,683           $1,983
    Due in quarterly installments of
       $650,155 through December 2000,
       plus interest at 7.80% a year                                13,000
    Due in monthly installments of
       $116,670 through December 2000,
       plus interest at 6.60% a year                                 7,000
    Due in monthly installments of
       $2,600 through December 1998,
       plus interest at 8.875%                                          97

(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -8-


NOTE F - LONG-TERM DEBT (CONTINUED):
                                 (In Thousands)
                                      As at
                                                                DECEMBER 31,
                                                             -----------------
                                                              1994      1995
                                                             ------    ------

Mortgages payable - bank:
   Collateralized by certain land and
     building in Lake Mary, Florida payable in monthly installments of $36,368 to June 2001 with a final installment aggregating approximately $2 million due in July 2001. The payments include interest at 7.99% to 8.40% a year $3,401 $ 3,238


   Collateralized by certain leasehold land
     and buildings in Hong Kong - payable
      in monthly installments of $10,461
      through April 1997, plus interest at
      8% a year                                                            166

Captialized lease obligations (2)                                          158
                                                             ------    -------

Total long-term debt                                         6,084      25,642
Less current portion                                           863       5,131
                                                            ------     -------

Noncurrent portion                                          $5,221     $20,511
                                                            ======     =======

(1) The banks require the maintenance of various financial ratios relating to certain notes payable.

(2) The capitalized lease obligations, which relate to certain transportation equipment, expire at various times through March 1999. The monthly payments range from $1,138 to $3,787 and include interest at rates varying from 12.05% to 15.99%.

    The noncurrent portion of long-term debt at December 31, 1995 is payable as follows:

         Year ending December 31:
                                                    (In Thousands)
           1997                                        $ 4,996
           1998                                          4,852
           1999                                          4,231
           2000                                          4,246
           2001                                          2,186
                                                       -------

            T O T A L                                  $20,511
                                                       =======
(Continued)
                          RECOTON CORPORATION AND SUBSIDIARIES

                             NOTES TO FINANCIAL STATEMENTS
                                                        -9-

NOTE G - STOCKHOLDERS' EQUITY:

              In September 1993, the Company effected a four-for-three stock split in the form of a 33 1/3% stock dividend and, in July 1994, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All earnings per share and weighted average per share amounts and stock option data have been adjusted to reflect these transactions. Since, in each instance, the par value per share of the Company's common stock did not change, the aggregate par value of the shares issued was transferred to the capital stock account from additional paid-in capital.

              In January 1993, the Company issued 600 shares of treasury stock as restricted stock awards to independent sales representatives. The excess of the $9,750 fair market value of such stock over its cost was credited to additional paid-in capital.

              In February 1993, the Board of Directors authorized the Recoton Corporation Stock Bonus Plan, which provides for the issuance to officers and key employees an aggregate of up to 300,000 shares of stock held in treasury. Such plan is administered by a committee of the Board of Directors. Awards under the plan are charged to operations based on the fair market value of the shares at the date of issuance. In 1993, the Company awarded 19,302 shares with a fair market value of $347,436.

              In April 1994, the Company completed a public offering of 1,740,000 shares of common stock, which resulted in net proceeds to the Company of $46.53 million. The $46.18 million excess of the net proceeds over the par value of the shares issued was credited to additional paid-in capital.

              In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock. In 1994, a total of 6,166 shares were repurchased for approximately $125,000 and in 1995, an additional 42,366 shares were repurchased for approximatly $710,000.

              In October 1995, the Company adopted a shareholders' rights plan. The plan becomes operative in certain events involving the acquisition of 20% or more of the Company's common stock or the commencement of a tender or exchange offer by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board at a redemption price of $0.01 per right, entitles its holder to purchase for $100 an amount of common stock of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. In connection with the rights plan, 250,000 shares of Series A Junior Participating Preferred Shares have been reserved.


(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -10-




NOTE G - STOCKHOLDERS' EQUITY (CONTINUED):

              In connection with the exercise of incentive stock options, in 1993 10,311 shares of common stock were issued in exchange for 1,649 shares of previously issued common stock with a market value of approximately $30,000 and in 1995 51,602 shares of common stock were issued in exchange for 4,049 shares of previously issued common stock with a market value of approximately $99,000; no cash was received in connection with these transactions.


NOTE H - STOCK OPTIONS:

              At December 31, 1995, options to purchase 17,066 shares at prices ranging from $1.13 to $1.88 a share are outstanding under the Company's 1982 incentive stock option plan. No additional options are available for grant under this plan. The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 2,500,000 shares of common stock; such options may be either incentive stock options (as defined in the Internal Revenue Code) or nonqualified options. The length, vesting schedule, option price and other terms of the options are determined at the time each option is granted, although the term of options cannot exceed 10 years and incentive stock option prices may not be less than the fair market value of the stock on its date of grant. In 1995, the Company granted nonqualified options to purchase
              160,439 shares of common stock at $15.50 a share and incentive stock options to purchase 143,161 shares at $15.50 to $21.00 a share. Additionally, in 1995, under the terms of an employment agreement, a nonqualified option to purchase 100,000 shares of common stock at a price of $24.00 a share was granted to Mr. Robert Borchardt, the Company's President, Co- Chairman of the Board and Co-Chief Executive Officer. The agreement also provides for the granting of additional nonqualified options each year for the duration of the agreement, based on a formula related to annual increases in consolidated net income, as defined, pursuant to which options to purchase 79,741 shares are issuable for 1995. At December 31, 1995, options outstanding and issuable under the Plan aggregate 1,069,564 shares, comprised of incentive stock options for 403,297 shares and nonqualified options for 666,267 shares, exercis- able at prices ranging from $3.33 to $24.00 a share.

(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -11-


NOTE H - STOCK OPTIONS (CONTINUED):

             The Company's Nonqualified Plan provides for the granting of options to purchase up to 346,666 shares of common stock. At December 31, 1995, outstanding options under the plan aggregated 194,270 shares, of which 60,936 shares are exercisable at $1.13 a share and the balance are exercisable at $2.73 a share.

             In 1993, the Company issued a consulting firm a nonqualified option, expiring on March 5, 1996, to purchase 15,000 shares of common stock for $9.00 a share, all of which are outstanding at December 31, 1995. The $19,725 difference between the aggregate option price and the market value of the Company's stock at the date of issuance of the option has been charged to operations and credited to additional paid-in capital in 1993. An additional nonqualified option, expiring in March 1998, to purchase 10,000 shares of common stock at $16.00 a share was granted to the consulting firm in 1995, all of which is also outstanding at December 31, 1995.

             A nonqualified option to purchase 7,500 shares of common stock at $20.67 a share was granted to a Director of the Company in 1994 and is outstanding at December 31, 1995.

             Since all outstanding options to officers and employees were granted for at least the fair market value of the Company's stock at the dates of grant, no charge has been made to operations for these options. No income tax benefit is received by the Company upon the granting or exercise of incentive stock options but it may receive income tax benefits for nonqualified stock options when they are exercised. Such income tax benefits are credited to additional paid-in capital when realized.

             Transactions involving stock options for the year ended December 31, 1995 are summarized as follows:


                                 Number              Exercise Price
                                OF SHARES               PER SHARE
                                ---------            --------------
 Options outstanding and
   issuable - January 1,
   1995                           1,004,770       $ 1.13 - $20.90

 Options granted                    413,600       $15.50 - $24.00

 Options exercised                  (96,870)      $ 1.13 - $14.59

 Options canceled                    (6,850)      $14.59 - $15.50
                                  ---------

 Options outstanding -
   December 31, 1995              1,314,650       $ 1.13 - $24.00
                                  =========



(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -12-






NOTE H - STOCK OPTIONS (CONTINUED):

              The following summarizes the status of stock options outstanding at December 31, 1995:

                                   Number of                Exercise Price
        DATES EXERCISABLE            SHARES                    PER SHARE
        -----------------          ---------                --------------
  Currently exercisable               666,748            $ 1.13 - $21.00
  Year ending December 31:
    1996                              278,402            $ 3.33 - $24.00
    1997                              118,900            $12.25 - $20.90
    1998                              118,900            $12.25 - $20.90
    1999                               79,900            $12.25 - $19.00
    2000                               51,800            $15.50 - $18.00
                                    ---------

      T O T A L                     1,314,650
                                    =========

NOTE I -        CONCENTRATIONS:

              As of December 31, 1995, the Company is not aware of any significant customer or lender that could, if suddenly eliminated, severely impact its operations.

              The Company currently sources certain products from single suppliers. However, to lessen the risks of off-shore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources. Included in the Company's consolidated balance sheet at December 31, 1995 are the net assets of its Far Eastern subsidiaries which maintain office and warehouse facilities in Hong Kong and manufacturing facilities in the People's Republic of China The net assets of these subsidiaries aggregate approximately $18.6 million.


NOTE J -        RESEARCH AND DEVELOPMENT:

              Research and development costs for new products aggregated approximately $584,000 in 1993, $942,000 in 1994 and $1,608,000
              in 1995.


NOTE K -        ADVERTISING COSTS:

              Advertising costs aggregated approximately $429,000 in 1993, $661,000 in 1994 and $1,453,000 in 1995.







(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -13-


NOTE L - INCOME TAXES:

              Income taxes on the statements of operations are comprised of the following:
                                                 (In Thousands)
                                            YEAR ENDED DECEMBER 31,
                                   1993                1994            1995
                                ----------          ----------        -------
 Currently payable:
     Federal                         $3,086           $4,075         $ 3,071
     State and local                    545              610             283
     Foreign                            230              889           2,094
                                     ------           ------         -------

           Totals                     3,861            5,574           5,448

 Deferred                               189             (305)           (776)
                                     ------           ------         -------

           Net provisions            $4,050           $5,269         $ 4,672
                                     ======           ======         =======

              Pretax income was derived from foreign and domestic sources as follows:

                                                 (In Thousands)
                                             YEAR ENDED DECEMBER 31,
                                    1993               1994             1995
                                 ----------         ----------        -------

 Foreign earnings                  $ 1,325            $ 5,475         $12,430
 Domestic earnings                  10,047             11,598           7,295
                                   -------            -------         -------

           Totals                  $11,372            $17,073         $19,725
                                   =======            =======         =======

Deferred tax assets and liabilities and the principal temporary differences from which they arise are:
                                                         (In Thousands)
                                                          DECEMBER 31,
                                                      1994             1995
                                                   --------          --------
 Deferred tax assets:
    Allowance for estimated doubtful
       accounts and sales returns and
       discounts                                    $  496            $  632
    Tax basis adjustments to inventory                 168               412
    Deferred compensation accruals                     317               369
    Difference in amortization periods of
       patents, trademarks and package
       design costs                                    583               899
    Cumulative foreign translation
       adjustment                                      217               165
    Miscellaneous                                                         19
                                                    ------            ------

             Total deferred tax assets               1,781             2,496
                                                    ------            ------

(Continued)

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                       -14-


NOTE L - INCOME TAXES (CONTINUED):
                                                          (In Thousands)
                                                           DECEMBER 31,
                                                          1994       1995
                                                        --------   ---------
          Deferred tax liabilities:
             Accelerated depreciation of property
                and equipment                           $  378        $  383
             Tax basis adjustments to prepaid
                catalog costs                              123           169
             Miscellaneous                                   3             3
                                                        ------        ------

                   Total deferred tax liabilities          504           555
                                                        ------        ------

                   Net deferred tax asset               $1,277        $1,941
                                                        ======        ======

             The following table reconciles the statutory federal income tax rate to the Company's effective income tax rates:

                                              YEAR ENDED DECEMBER 31,
                                   1993              1994            1995
                                 --------          --------        ---------
 Statutory federal rate            34.0%             34.0%            34.0%

 Effect of:
    State and local income
       taxes (net of federal
       benefit)                     3.7               2.3               .9

    Tax benefit of prior year
       loss carryforward of
       Canadian subsidiary                            (.9)

    Difference between U.S.
       and foreign income tax
       rates on earnings of
       foreign subsidiaries        (1.9)             (5.1)           (11.2)

    Other items (net)               (.2)               .6
                                   ----               ---             -----
 Effective income tax
    rates                          35.6%             30.9%            23.7%
                                     ====            ----             =====

              The Company has not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries are considered indefinitely invested there. Such additional taxes would aggregate approximately $4.5 million based on the subsidiaries' retained earnings which aggregate approximately $18.6 million at December 31, 1995.


NOTE M - EMPLOYEE BENEFIT PLAN:

              The Company's profit sharing plan for eligible nonunion employees provides that the Board of Directors may authorize an annual contribution up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $226,000 in 1993 and $250,000 in both 1994 and 1995.


(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -15-

NOTE N -        COMMITMENTS:

              The Company leases certain facilities and equipment under long-term operating leases which expire at various times through December 2001. Additionally, certain warehouse space and sales offices are leased on a month-to-month basis.

              Aggregate minimum rental payments under long-term leases for premises and equipment are as follows:

                Year ending December 31:
                                                                 (In Thousands)
                   1996                                               $  930
                   1997                                                  654
                   1998                                                  469
                   1999                                                  405
                   2000                                                  238
                   2001                                                  230
                                                                      ------

                     T O T A L                                        $2,926
                                                                      ======

              Rent expense was approximately $749,000 in 1993, $826,000 in 1994 and $1,335,000 in 1995.

              An agreement with Mr. Herbert Borchardt, the Company's Co-Chairman of the Board and Co-Chief Executive Officer, provides for a current minimum annual compensation of approximately $213,000 while he remains Co-Chairman and Co-Chief Executive Officer and $177,000 thereafter, for life, for consulting services. The payments are subject to increases based on changes in the consumer price index. The foregoing amounts have been adjusted to reflect the current index.

              Effective January 1, 1995, the Company entered into an employment agreement with Mr. Robert Borchardt, the Company's President, Co-Chairman of the Board and Co-Chief Executive Officer. The agreement provides for a 1995 annual salary of $850,000, which is to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. Additionally, in connection with the signing of the agreement, the Company granted Mr. Borchardt nonqualified options for 100,000 shares in 1995 and 150,000 shares in January 1996. The agreement terminates on December 31, 2004 and is automatically renewable for successive two year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

              In connection with certain business acquisitions and the formation of new subsidiaries in 1995, the Company has entered into employment agreements with certain key employees, which expire at various times through December 2001. The agreements provide for specified annual salaries. Certain agreements include provisions for annual increases based on changes in consumer price indexes and provide for performance based bonuses relating to the results of operations of the acquired entity or newly formed subsidiary, which are payable in either cash, stock or a combination thereof.

(Continued)

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -16-

NOTE O -        U.S. CUSTOMS INQUIRY:

              In July 1994, the U.S. Customs Service and U.S. Attorney's office obtained certain property with a cost of approximately $150,000 and business records from the Company's Florida facility pursuant to a search warrant. The government's investigation of possible criminal and civil issues remains pending. It appears that the issues in this investigation may be related to country of origin marking requirements, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents and importation of merchandise subject to textile quotas. An administrative proceeding (which would allow the Company to recover the seized property), however, has been commenced by the Customs Service under Section 596 of the Tariff Act to determine the disposition of the seized merchandise. Management is unable to predict what claims, if any, might be asserted against the Company as a result of the investigation or the financial impact of any such claims on the Company.



NOTE P -        SEGMENT INFORMATION:

              Information applicable to the Company's domestic and foreign operations is summarized as follows:
                                                              (In Thousands)
                                                      YEAR ENDED DECEMBER 31, 1995
                                                                                 HONG KONG
                                                                                   AND
                           CONSOLIDATED        ELIMINATIONS        U.S.           CHINA       CANADA
                           ------------        ------------       --------       ---------    -------
  Net sales                  $212,677            $(30,030)*       $181,425       $46,248      $15,034
                             ========            ========         ========       =======      =======

  Pre-tax income             $ 19,725            $ (3,519)*       $  7,294       $14,987      $   963
                             ========            ========         ========       =======      =======

  Identifiable
    assets at
    December 31,
      1995                   $185,054            $( 3,334)        $150,047       $28,276      $10,065
                             ========            ========         ========       =======      =======

              *Results primarily from sales by STD in Hong Kong to a marketing subsidiary in the U.S.

                                                                  (In Thousands)
                                                      YEAR ENDED DECEMBER 31, 1994
                            CONSOLIDATED        ELIMINATIONS       U.S.         HONG KONG      CANADA
                            ------------        ------------     ---------      ----------    --------
  Net sales                  $163,973             $(2,327)        $143,232       $11,715      $11,353
                             ========             =======         ========       =======      =======

  Pre-tax income             $ 17,073                             $ 11,597       $ 4,948      $   528
                             ========                             ========       =======      =======

  Identifiable
    assets at
    December 31,
      1994                   $118,764                             $104,430       $ 7,562      $ 6,772
                             ========                             ========       =======      =======



                                       RECOTON CORPORATION AND SUBSIDIARIES

                                           NOTES TO FINANCIAL STATEMENTS
                                                       -17-


NOTE P -                               SEGMENT INFORMATION (CONTINUED):

              Sales by the Company and its foreign subsidiaries to non-U.S. customers aggregated approximately 11.6%, 17.1% and 18.6% of consolidated net sales in 1993, 1994 and 1995, respectively. These sales were made primarily to customers in Canada, the Far East, Latin America and Europe.


               Independent Auditors' Report on Supplemental Schedule


Board of Directors
Recoton Corporation


              In connection with our audits of the consolidated financial statements of RECOTON CORPORATION AND SUBSIDIARIES at December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, we have also audited Schedule II for each of the three years ended December 31, 1995, included in this annual report on Form 10-K. In our opinion, such schedule presents fairly the information required to be set forth therein.



                                 /s/ Cornick, Garber & Sander, LLP
                                  CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
February 27, 1996

                                                                SCHEDULE II

                      RECOTON CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



              COLUMN A                   COLUMN B                  COLUMN C                COLUMN D        COLUMN E
              --------                   --------          ----------------------          --------        --------

                                                                  ADDITIONS
                                                        ----------------------------
                                        Balance at       Charged to       Charged to                         Balance
                                         beginning        costs and          other                           at end
             DESCRIPTION                 OF PERIOD         EXPENSES        ACCOUNTS        DEDUCTIONS*      OF PERIOD
             -----------                -----------       ---------        ----------      -----------      ----------
Allowance for possible
losses:

   Year ended December 31,
      1993                                 $771               $410                            $300           $  881
                                           ====               ====                            ====           ======

   Year ended December 31,
      1994                                 $881               $367                            $259           $  989
                                           ====               ====                            ====           ======

   Year ended December 31,
      1995                                 $989               $847                            $249           $1,587
                                           ====               ====                            ====           ======

*Represents write-offs of uncollectible accounts, net of recoveries.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

           That portion of Recoton's definitive Proxy Statement appearing under the caption "Election of Directors," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with the Annual Meeting of Stockholders of Recoton currently scheduled to be held in 1996 (the "1996 Annual Meeting") is hereby incorporated by reference. The information regarding the executive officers of Recoton is contained under "Directors and Executive Officers of Recoton" under Item 1 to this Report.

Item 11.  Executive Compensation.

           That portion of Recoton's definitive Proxy Statement appearing under the caption "Compensation of Executive Officers," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with Recoton's 1996 Annual Meeting is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

           That portion of Recoton's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with Recoton's 1995 Annual Meeting is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

           That portion of Recoton's definitive Proxy Statement appearing under the caption "Certain Relationships and Related Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1995 and to be used in connection with Recoton's 1996 Annual Meeting is hereby incorporated by reference.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a)(1) and (2).  Financial Statements and Financial Statement
Schedules:

                  See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" at pages 19-20 of this Report.

     (a)(3).  Exhibits Required to be Filed by Item 601 of Regulation  S-K:

           (3) Articles of Incorporation and By-Laws:

               3.1. Composite Certificate of Incorporation of Recoton Corporation, as amended December 14, 1995

     3.2. By-Laws of Recoton as amended October 19, 1995 (incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

           (4) Instruments defining the rights of security holders, including indentures:

               4.1. Rights Agreement, dated as of October 27, 1995, between Recoton Corporation and Chemical Mellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 27, 1995)

           (10)     Material contracts:

10.1. Consulting Agreement, effective as of May 18, 1987, between Recoton and Herbert Borchardt (incorporated by reference to Exhibit 10(F) to the Registrant's Form 10-K for the year ended December 31, 1987).*

10.2. Deferred Compensation Agreement, effective as of July 1, 1982, between Recoton and Robert Borchardt (incorporated by reference to Exhibit 10(C) to the Registrant's Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097).*

10.3. Deferred Compensation Agreement, effective as of October 1, 1982, between Recoton and Peter Wish (incorporated by reference to Exhibit 10(E) to the Registrant's Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097).*

10.4. Deferred Compensation Agreement, effective as of October 1, 1991, between Recoton and George Calvi (incorporated by reference to Exhibit 10(O) to the Registrant's Form 10-K for the year ended December 31,
         1991).*

10.5. Split Dollar Life Insurance Agreements, effective as of February 24, 1989, among Recoton and Trudi Borchardt and Marvin Schlacter and Robert Borchardt in the aggregate face amount of $2,750,000 (incorporated by reference to Exhibit 10(G) to the Registrant's Form 10-K for the year ended December 31,1988) (note: the filed agreement relating to insurance in the principal amount of $250,000 has been canceled).
         * -------- * Management contracts or compensatory plans or arrangements

10.6. Split Dollar Life Insurance Agreements, effective as of December 17, 1993, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amounts of $6,500,000; $3,500,000; and $1,300,000 (incorporated by reference to Exhibit 10(G) to the Registrant's Annual Report on Form 10-K for the period ended
         December 31, 1993).*

10.7. Recoton Corporation 1982 Stock Option Plan, as revised October 23, 1991 (incorporated by reference to Exhibit 10(J) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30,
         1991).*

10.8. Recoton Corporation 1991 Stock Option Plan, as revised September 15, 1993 (incorporated by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993).*

10.9. Recoton Corporation Nonqualified Stock Option Plan, as revised September 15, 1993 (incorporated by reference to Exhibit 10(J) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993).*

10.10. Recoton Corporation Stock Bonus Plan, as revised September 15, 1993 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993).*

10.11. Recoton Corporation Code ss. 401(K) Profit Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994).*

10.12. Option Agreement, dated May 5, 1994, with I. Friedman Equities, Inc. (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994).

10.13. Common Stock Purchase Option, as of March 5, 1993, with the Equity Group, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K for an event occurring on March 5, 1993).

10.14. Common Stock Purchase Option, as of March 1, 1995, with the Equity Group, Inc.

10.15. Employment Agreement between Recoton Corporation and Robert L. Borchardt, dated October 25, 1995 (incorporated by reference to Exhibit
         (10)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)*

10.16. Stock Purchase Agreement dated as of August 31, 1995, among Recoton Corporation, Recoton (Far East) Limited, STD Holding Limited and the other shareholders of STD Holding Limited (incorporated by reference to Exhibit 1 to the Registrant's Current Report of Form 8-K dated September 5, 1995)

10.17. Asset Purchase Agreement dated as of August 31, 1995 among Recoton Corporation, Interact Accessories, Inc., STD Holding Limited,
         Stephen Chu and others (incorporated by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K dated September 5, 1995)

10.18. Exclusive World-Wide License and Option to Sell and Option to Purchase Proprietary Rights by and between International Jensen Incorporated and Recoton Corporation, dated as of January 3, 1996 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 3, 1996)

10.19.   Amended and Restated Agreement and Plan of Merger between
         Recoton Corporation, RC Acquisition Sub, Inc. and International Jensen Incorporated dated as of January 3, 1996 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated January 30, 1996)

  (11)     Statement re computation of per share earnings:  not applicable

  (12)     Statement computation of ratios:  not applicable.

  (13) Annual report to security holders, Form 10-Q or quarterly report to security holders:
           not applicable.

  (16)     Letter re change in certifying accountant:  not applicable.

  (18)     Letter re change in accounting principles:  not applicable.

  (21)     Subsidiaries of the registrant:

           Company                                              Jurisdiction

           Recoton Canada Ltd.,                                 Ontario, Canada
           Recoton (Far East) Limited                           Hong Kong
           STD Holding Limited                                  Hong Kong*
           STD Electronic International Limited                 Hong Kong**
           STD Manufacturing Limited                            Hong Kong**
           STD Plastic Industrial Limited                       Hong Kong**
           STD Trading Limited                                  Hong Kong**
           Peak Hero Limited                                    Hong Kong**
           Ever Smart Management Limited                        Hong Kong**
           STD Industrial (Shenzhen) Limited                    P.R. of China**

           STD (Tianjin) International Trade
           Development Company Limited                          P.R of China**
           Christie Design Corporation                          Delaware
           Interact Accessories, Inc.                           Delaware
           RC Acquisition Sub, Inc.                             Delaware


           *  Subsidiary of Recoton (Far East) Limited
           ** Subsidiary of STD Holding Limited

  (22) Published report regarding matters submitted to vote of security holders: not applicable.

  (23) Consent of experts and counsel: Consent of the Independent Public Accountants.

  (24)     Power of attorney:  not applicable.

  (27)     Financial Data Schedule:  not applicable

  (28) Information from reports furnished to state insurance regulatory authorities: not applicable.

  (29)     Additional Exhibits:  not applicable

         (b) Reports on Form 8-K: The Registrant filed a report on Form 8-K during the last quarter of the period covered by this report, reporting under
Item 5 (Other Events) the adoption of a "Shareholders Rights Plan" dated October 27, 1995. In addition, on November 17, 1995, the Registrant filed on Form 8-K/A an amendment to its Form 8-K dated September 5, 1995 regarding the acquisition of STD Holding Limited to file the following financial statements:

    a.   Financial Statements of Business Acquired:

         1. STD Holding Limited and Subsidiaries Consolidated Financial Statements as of and for the Years Ended March 31, 1995 and 1994.

        (a)           Report of Price Waterhouse dated August 15, 1995.

        (b)           Consolidated Balance Sheets.

        (c)           Consolidated Income Statements.

        (d)           Consolidated Statements of Changes in Shareholders'
                      Equity.

        (e)           Consolidated Statements of Cash Flows.

        (f)           Notes to Consolidated Financial Statements.


         2. STD Holding Limited and Subsidiaries Consolidated Financial Statements as of June 30, 1995 and for the Six Month Periods Ended June 30, 1995 and 1994.

         (a)           Consolidated Balance Sheet (unaudited).

         (b)           Consolidated Income Statements (unaudited).

         (c)           Consolidated Statements of Cash Flows (unaudited).

         (d)           Notes to Consolidated Financial Statements.

    b.       Pro Forma Financial Information:

     1.       Pro Forma Condensed Consolidated Balance Sheet as at June 30,
              1995.

     2. Pro Forma Condensed Consolidated Statement of Operations for the Year ended December 31, 1994.

     3. Pro Forma Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 1995.

     4. Notes to Pro Forma Financial Statements as at June 30, 1995 and for the Year and Six Month Periods Ended December 31, 1994 and June 30, 1995.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RECOTON CORPORATION


                                               By: /s/ Robert L. Borchardt
                                                   Robert L. Borchardt
                                                   Co-Chairman, Co-Chief
                                                   Executive Officer and
                                                   President

Date:  March 29, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Position                            Date


/s/ Robert L. Borchardt                     President, Co-Chairman,             March 29, 1996
Robert L. Borchardt                         Co-Chief Executive Officer
                                            (Principal Executive
                                            Officer) and Director

/s/ Herbert H. Borchardt                    Co-Chairman and Co-Chief            March 29, 1996
Herbert H. Borchardt                        Executive Officer and Director


/s/ Stuart Mont                             Chief Operating Officer,            March 29, 1996
Stuart Mont                                 Chief Financial Officer
                                            (Principal Financial Officer)
                                            and Director

/s/ George Calvi                            Director                            March 29, 1996
George Calvi


/s/ Peter Wish                              Director                            March 29, 1996
Peter Wish


/s/ Joseph H. Massot                        Treasurer (Principal                March 29, 1996
Joseph H. Massot                            Accounting Officer)
                                            and Director

/s/ Irwin S. Friedman                       Director                            March 29, 1996
Irwin S. Friedman


/s/ Joseph M. Idy                           Director                            March 29, 1996
Joseph M. Idy


/s/ Ronald E. McPherson                     Director                            March 29, 1996
Ronald E. McPherson