Form 10-Q
period 1996-03-31
RECOTON CORP
filed 1996-05-15
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996

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

                                                              Outstanding as of
         Class                                                May 13, 1996

      Common stock, par
      value $.20 a share                                         11,236,481

                         PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS


                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Tabular Amounts in Thousands)

                                                                                      MARCH 31,           DECEMBER 31,
                    ASSETS                                                              1996                  1995
                    ------                                                         ------------          -------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                           $ 6,483               $ 12,393
   Accounts receivable (less allowance for
        possible loss of $1,596,000 in 1996 and
        $1,587,000 in 1995)                                                             46,926                 55,019
   Inventories                                                                          66,034                 66,484
   Prepaid expenses and other current assets                                             7,622                  6,583
                                                                                       -------                -------
                  Total current assets                                                 127,065                140,479

Property and equipment (at cost, less accumulated
   depreciation and amortization)                                                       25,463                 24,163
Goodwill (less accumulated amortization)                                                16,244                 16,391
Other assets                                                                             5,824                  4,021
                                                                                     ---------               --------
                  T O T A L                                                           $174,596               $185,054
                                                                                     =========               ========
                  LIABILITIES
                  -----------
Current liabilities:
   Bank loans and drafts payable                                                     $  8,758                 $13,176
   Current portion of long-term debt                                                    4,944                   5,131
   Accounts payable                                                                    12,017                  15,144
   Accrued expenses                                                                     6,043                   7,417
   Income taxes payable                                                                   855                   3,209
                                                                                     --------                 -------
                  Total current liabilities                                            32,617                  44,077

Long-term debt (less current portion above)                                            19,189                  20,511
Other noncurrent liabilities                                                            1,058                   1,069
                                                                                     --------                 --------
                  Total liabilities                                                    52,864                  65,657
                                                                                     --------                 --------

                  STOCKHOLDERS' EQUITY
                  --------------------

Preferred stock - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                         --                    --
Common stock - $.20 par value each - authorized 25,000,000 shares; issued
   12,360,122 shares in 1996 and 12,296,160 shares in 1995                              2,472                   2,459
Additional paid-in capital                                                             73,685                  72,926
Retained earnings                                                                      50,403                  48,797
Cumulative foreign currency translation
   adjustment                                                                            (257)                   (300)
                                                                                     --------                -------
                  Total                                                               126,303                 123,882

Treasury stock - 1,136,643 shares in 1996 and
   1,132,770 shares in 1995, at cost                                                   (4,571)                 (4,485)
                                                                                     --------               ---------
                  Total stockholders' equity                                          121,732                 119,397
                                                                                     --------               ---------
                  T O T A L                                                          $174,596                $185,054
                                                                                     ========                ========
                   The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                                   Three Months Ended
                                                                                        MARCH 31,
                                                                                  1996             1995

Net sales                                                                         $54,561          $36,954
Cost of goods sold                                                                 33,619           22,795
                                                                                  -------          -------

Gross profit                                                                       20,942           14,159
                                                                                  -------          -------

Selling, general and administrative expenses                                       18,302           11,457
Interest expense                                                                      647               73
Investment (income)                                                                   (64)            (205)
                                                                                  -------           ------

            T o t a l                                                              18,885           11,325
                                                                                  -------          -------


Income before income taxes                                                          2,057            2,834

Income tax provision                                                                  451              704
                                                                                  -------          -------

NET INCOME                                                                        $ 1,606          $ 2,130
                                                                                  =======          =======
Earnings per common share:
  Primary                                                                            $.14             $.19

   Assuming full dilution                                                            $.14             $.19

Number of shares used in computing per share amounts:
  Primary                                                                          11,668           11,202
                                                                                   ======           ======
  Assuming full dilution                                                           11,682           11,202
                                                                                   ======           ======
Dividends                                                                           NONE             NONE
                                    The attached notes are made a part hereof.



                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (Tabular Amounts in Thousands)

                                                                                          Three Months Ended
                                                                                              MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1996              1995
                                                                                       --------           ------
Cash flows from operating activities:
   Net income                                                                           $  1,606         $ 2,130
                                                                                        --------         -------

   Adjustments  to  reconcile  results of  operations  to net cash  provided  by operating activities:
      Depreciation and amortization                                                        1,475             686
      Provision for losses on accounts receivable                                             65              59
      Deferred income taxes                                                                  (83)            (61)
      Net change in asset and liability accounts:
         Accounts receivable                                                               8,036           9,753
         Inventory                                                                           472          (2,131)
         Prepaid expenses and other current assets                                          (949)            118
         Other assets                                                                       (170)            (29)
         Accounts payable and accrued expenses                                            (4,483)         (3,021)
         Income taxes payable                                                             (2,308)             63
         Deferred compensation and other noncurrent
           liabilities                                                                       (11)              4
                                                                                         -------         -------

             Total adjustments                                                             2,044           5,441
                                                                                         -------         -------

             Net cash provided by operating activities                                     3,650           7,571
                                                                                         -------          ------

Cash flows from investing activities:
   Expenditures for property and equipment                                                (2,267)         (1,583)
   Net assets acquired from Ampersand                                                                       (712)
   Expenditures for trademarks, patents and
      intellectual property                                                                  (44)            (31)
   Loan to International Jensen Incorporated                                              (2,000)
                                                                                         -------          ------

             Net cash used for investing activities                                       (4,311)         (2,326)
                                                                                         -------         -------

Cash flows from financing activities:
   Net repayments under credit agreements                                                 (4,418)           (215)
   Repayment of long-term bank borrowings                                                 (1,509)             20
   Proceeds from exercise of stock options                                                   494
   Income tax benefit applicable to exercise
      of stock options                                                                       192               3
   Purchases of treasury stock                                                                              (669)
                                                                                         -------         -------

             Net cash used for financing activities                                       (5,241)           (861)
                                                                                         --------        -------

Effect of foreign exchange rate changes on cash                                               (8)             12
                                                                                         -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 (CARRIED FORWARD)                                                                        (5,910)          4,396
                                                                                         -------         -------
                                                                                         $(5,910)        $ 4,396

Cash and cash equivalents - January 1                                                     12,393          15,475
                                                                                         -------         -------
CASH AND CASH EQUIVALENTS - MARCH 31                                                     $ 6,483         $19,871
                                                                                         -------         -------
Supplemental disclosures of cash paid for:
   Interest                                                                              $   660         $   115
                                                                                         =======         =======
   Income taxes                                                                          $ 2,678         $   700
                                                                                         =======         =======
          The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


     NOTE A - The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1995, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


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


     NOTE C - Inventory at March 31, 1996 is comprised of:

                 Raw materials and work-in-process        $18,216
                 Finished goods                            42,073
                 Merchandise in-transit                     5,745
                                                          -------
                    T o t a l                             $66,034
                                                          =======

     NOTE D - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" is effective January 1, 1996. As permitted under SFAS No. 123, the Company has decided to continue accounting for employee stock compensation under APB 25 rules. However, in its financial statements for the year ending December 31, 1996 the Company will disclose supplementally on a pro forma basis its net income and earnings per common share as if it had adopted the new standard's alternative accounting treatment. Such alternative treatment calculates the total compensation expense to be recognized as the fair value of the award at the date of grant.

     The Company granted stock options for 234,741 and 318,209 shares during the three months ended March 31, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the quarters ended March 31, 1996 and 1995:

                              Results of Operations

         Net sales for the first quarter of 1996 increased by 47.6% to $54.6 million from $37.0 million in the same period in 1995. The sales increase is primarily attributable to sales of the Interact, Performance and STD brands which were acquired by the Company in September 1995 through the acquisition of STD Holding Limited ("STD"), as well as increased domestic market share for the Company's broad line of consumer electronic accessories, and the introduction of new products, including remote controls, computer and cellular phone accessories.

         Gross profit for the first quarter of 1996 increased by approximately $6.8 million as compared to the first quarter of 1995, and remained relatively constant as a percentage of net sales at 38.4%. The dollar increase was attributable to increased sales.

         Selling, general and administrative expenses increased in 1996 by $6.8 million to $18.3 million, and increased as a percentage of net sales from 31.0% to 33.5%. The increases were primarily due to the acquired STD operations, higher sales and marketing expenses related to the Company's expansion in the weak domestic market, increased research and development expenses and expenses related to the Company's recently expanded Lake Mary, FL facility.

         Interest expense increased by approximately $574,000 in the first quarter of 1996. The increase is primarily attributable to the acquisition and operations of STD and the financing of the Company's new Lake Mary, Florida warehouse facility.

         Investment income decreased by approximately $141,000 in the first quarter of 1996. The decrease in investment income resulted from expanded working capital requirements of the Company.

         The effective income tax rate for the first quarter of 1996 decreased to 21.9% from 24.8% as a result primarily of the higher proportion of income earned by the Company's subsidiaries in Hong Kong and China, which are taxed at a maximum rate of 16.5%. The effective income tax rate for the first quarter of 1996 may not be indicative of the effective income tax rate for the year ending December 31, 1996 or thereafter because of the changes in the proportion of domestic and foreign taxable income which might occur.

         For the three months ended March 31, 1996, primary and fully-diluted earnings per share were $.14 based on 11,668,000 (11,682,000 on a fully-diluted basis) average common and common equivalent shares outstanding. For the comparable three months of 1995, primary and fully-diluted earnings per share were $.19 based on 11,202,000 average shares outstanding (on both a primary and fully-diluted basis). The increase in average shares outstanding in 1996 primarily results from the 406,092 shares issued as part of the STD purchase in September 1995.

         Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. The Company has decided to continue accounting for employee stock-based compensation under APB 25 rules, as permitted under SFAS 123, but will disclose in its annual financial statement for the year ending December 31, 1996 the proforma effect on net income and earnings per share as if it had adopted the new standard's alternative accounting treatment.

                         Liquidity and Capital Resources

         The Company maintains domestic lines of credit of $50 million with three banks of which $5 million can only be used for acquisition purposes, any of which may be terminated by such banks at any time. At March 31, 1996, loans and letters of credit of $7.9 million were outstanding on the domestic lines of credit and $3.6 million were outstanding for borrowings under foreign lines of credit which now aggregate $13.9 million.

         At March 31, 1996, the Company had working capital of approximately $94.4 million as compared with approximately $96.4 million at December 31, 1995. However, the Company's working capital ratio increased to 3.9 to 1 at March 31, 1996 from 3.2 to 1 at December 31, 1995. The increase in the working capital ratio is primarily the result of decreases in both current assets and current liabilities due to normal seasonal fluctuations.

          In June and August of 1994, the Company purchased approximately 30 acres of land in Lake Mary, Florida on which it completed construction in 1995 of a 245,000 square foot warehouse building. The cost for the land and building construction was approximately $7.2 million. The Company initially utilized a combination of its own cash and existing bank lines for this project. However, in December 1995 the Company obtained a five-year $7 million mid-term uncollateralized bank loan in connection with this facility.

         In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were repurchased for $710,000; no shares were repurchased in the three months ended March 31, 1996.

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

         In April 1995, Recoton announced the formation of Christie Design Corporation located in Chatsworth, California. This wholly-owned subsidiary develops and markets speaker products. Through March 31, 1996, the Company has expended approximately $3.3 million for start-up and capital costs for this subsidiary. The Company started manufacturing and shipping products in March 1996.

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

         In January 1996, Recoton announced it had executed a definitive merger agreement to acquire International Jensen Incorporated (IJI), a leading marketer of home and automotive loudspeakers. The current total estimated cost is approximately $58 million, plus the assumption of IJI debt. IJI's shareholders are being offered cash and/or Recoton Common Shares for their IJI shares, subject to specified maximums and adjustments, as more fully described in the merger agreement. The cash portion of the purchase is expected to be financed through medium-term debt and revolving lines of credit. The transaction is subject to the approval of Jensen's stockholders as well as certain other conditions. While another company has announced a competing bid for IJI, the Company currently hopes to close the acquisition in late June.

         The Company currently believes there is no material exposure to loss due to foreign currency risks in its foreign subsidiaries. The Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK$7.78 to US$1.00. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. No material amounts are invested in Canadian assets. Upon the consummation of the merger with IJI, the Company may in the future, be exposed to currency fluctuation risks related to IJI's European operations.

         The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Randi Marcus v. International Jensen Incorporated, Robert G. Shaw, Robert H. Jenkins, David G. Chandler, Recoton Corporation, RC Acquisition Sub, Inc., IJI Acquisition Corp. William Blair & Company, and William Blair Leveraged Capital Fund Limited Partnership (Chancery Court, Delaware, Civil Action No. 14992). Pursuant to a summons dated May 10, 1996, Recoton and its wholly owned subsidiary RC Acquisition Sub, Inc. ("RC Acquisition") were named as defendants in a lawsuit brought by a stockholder of International Jensen Incorporated ("Jensen") claiming breach of fiduciary duty by the directors of Jensen and certain affiliated parties in connection with a proposed merger of Jensen into RC Acquisition pursuant to the merger agreement entered into between Recoton and Jensen dated January 3, 1996 as amended (the "Merger Agreement") and alleging that Recoton and RC Acquisition, among others, aided and abetted such breaches of fiduciary duty. The suit also alleges that certain agreements entered into in connection with or at the time of entering into the merger agreement with Jensen were invalid and void as a matter of Delaware law, including the termination fee provisions of the Merger Agreement, a license/option agreement between Jensen and Recoton regarding the Jensen trademarks "Acoustic Research" and "AR," an agreement between Recoton and Robert Shaw pursuant to which Recoton would receive certain proceeds if Shaw sold his shares of Jensen stock under certain circumstances and a stock option and voting agreement with William Blair Leveraged Capital Fund Limited Partnership relating to stock of Jensen. The plaintiff requests an injunction against the merger and related transactions, recession of such transactions, attorney's fees and other relief as the Court finds proper. The time for Recoton and RC Acquisition to respond to the complaint has not yet elapsed. Recoton believes that the claims are without merit and intends to defend against them vigorously.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          (10.1) First Amendment to the Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective as of the 1st day of January 1995

          (27)    Financial Data Schedule

     (b) Reports on Form 8-K: Reports were filed on Forms 8-K during the quarter ended March 31, 1996 dated January 3, 1996 and January 30, 1996 describing, under Item 5, the entering into of a merger agreement with International Jensen Incorporated on January 3, 1996 and the amendment of such agreement on January 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   RECOTON CORPORATION


Date: May 14, 1996                                 /s/ Robert L. Borchardt
                                                   -----------------------
                                                   Robert L. Borchardt
                                                   President, Co-Chairman of
                                                   the Board and Co-Chief
                                                   Executive Officer


Date: May 14, 1996                                 /s/ Stuart Mont
                                                   ---------------
                                                   Stuart Mont
                                                   Chief Operating Officer,
                                                   Executive Vice President
                                                   - Operations, Chief
                                                   Financial Officer and
                                                   Secretary

                                  EXHIBIT INDEX


Number            Description

(10.1) First Amendment to the Recoton Corporation Codess. 401 (K) Profit Sharing Plan and Trust Agreement, effective as of the 1st day of January 1995


(27)              Financial Data Schedule [EDGAR FILING ONLY]

                                               EXHIBIT 10.1


                             FIRST AMENDMENT TO THE
                RECOTON CORPORATION CODE ss.401(K) PROFIT SHARING
                            PLAN AND TRUST AGREEMENT


     Recoton Corporation, a New York corporation (the "Employer"), and Herbert
H. Borchardt, Robert L. Borchardt and Joseph Massot (collectively referred to as the "Trustee") agree and consent to amend the Recoton Corporation Code ss.401(k) Profit Sharing Plan and Trust Agreement effective the 1st day of January, 1995, as follows:

     1. Section 9.11 of Article IX of the Plan is amended by adding the following provision as paragraph (D):

     (D) Special rule for certain contributions. To apply Section 9.11(A) to the allocation of net income, gain or loss with respect to Deferral Contributions, the Advisory Committee will apply the weighted average method. The "weighted average allocation" method treats a weighted portion of the Deferral Contributions made during the valuation period as if includible in the Participant's Account as of the beginning of the valuation period. The weighted portion is a fraction, the numerator of which is the number of days in the valuation period, excluding each day in the valuation period which begins prior to the contribution date of the applicable contributions, and the denominator of which is the number of days in the valuation period.

     2. Subparagraph A.(2) of Section 5.03 is deleted in its entirety and the following inserted in lieu thereof:

                           (2) Matching Contributions Account and Employer Contributions Account. Except as provided in Sections 5.01 and 5.02, for each Year of Service, a Participant's Nonforfeitable percentage of his Matching Contributions Account and Employer Contributions Account equals the percentage in the following vesting schedule:

                                                    Percent of
                  Years of Service                  Nonforfeitable
                  With the Employer                 Accrued Benefit

                  Less than 3                             None
                       3                                  20%
                       4                                  40%
                       5                                  60%
                       6                                  80%
                       7 or more                         100%

                           Effective for any Plan Year for which the Plan is top
                  heavy, the Advisory Committee will calculate a Participant's Nonforfeitable Percentage under the following schedule:

                                                   Percent of
                  Years of Service                 Nonforfeitable
                  With the Employer                Accrued Benefit

                  Less than 2                            None
                       2                                 20%
                       3                                 40%
                       4                                 60%
                       5                                 80%
                       6 or more                        100%

                           The Advisory Committee will apply the top heavy
                  schedule to Participants who earn at least one Hour of Service after the top heavy schedule becomes effective. A shift between vesting schedules under this Section 5.03 is an amendment to the vesting schedule and the Advisory Committee must apply the rules of Section 7.05 accordingly. A shift to a new vesting schedule under this Section 5.03 is effective on the first day of the Plan Year for which the top heavy status of the Plan changes.

     Except as hereinabove amended, the Recoton Corporation Code ss.401(k) Profit Sharing Plan and Trust Agreement shall remain unchanged and shall continue in full force and effect, provided, however, that no amendment hereto shall retroactively eliminate an optional form of benefit that is a protected benefit under Code Section 411(d)(6) and applicable Treasury Regulations.


Signed, sealed and delivered
in the presence of:                              EMPLOYER:

                                           RECOTON CORPORATION


____________________________               By: /s/ Joseph H. Massot
                                              Joseph H. Massot
                                              Vice President and
                                               Treasurer
- ----------------------------
As to Employer

                                          TRUSTEE:


____________________________              /s/ Herbert H. Borchardt
                                          Herbert H. Borchardt

- ----------------------------
As to Trustee


____________________________              /s/ Robert L. Borchardt
                                          Robert L. Borchardt


- ----------------------------
As to Trustee


____________________________             /s/ Joseph H. Massot
                                         Joseph H. Massot

- ----------------------------
As to Trustee