Form 10-Q
period 1996-06-30
RECOTON CORP
filed 1996-08-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996

                                                        OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

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

                  YES    ___X__                                  NO ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date:

                                                        Outstanding as of
                  Class                                 August 12, 1996

      Common Shares, par
      value $.20 a share                                11,356,163

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Tabular Amounts in Thousands)



                                                                                         June 30,            December 31,
                     ASSETS                                                                1996                  1995
                     ------                                                            ------------          ------------
                                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                              $  5,745               $ 12,393
   Accounts receivable (less allowance for
        possible loss of $1,680,000 in 1996 and
        $1,587,000 in 1995)                                                                 38,009                 55,019
   Inventories                                                                              65,264                 66,484
   Prepaid and refundable income taxes                                                       2,311
   Prepaid expenses and other current assets                                                 9,932                  6,583
                                                                                          --------               --------


                  Total current assets                                                     121,261                140,479

Property and equipment (at cost, less accumulated
   depreciation and amortization)                                                           25,717                 24,163
Goodwill (less accumulated amortization)                                                    15,952                 16,391
Other assets                                                                                 6,067                  4,021
                                                                                          --------               --------

                  T O T A L                                                               $168,997               $185,054
                                                                                          --------               --------

                  LIABILITIES

Current liabilities:
   Bank loans and drafts payable                                                          $  3,416               $ 13,176
   Current portion of long-term debt                                                         4,913                  5,131
   Accounts payable                                                                         10,348                 15,144
   Accrued expenses                                                                          4,997                  7,417
   Income taxes payable                                                                      2,142                  3,209
                                                                                          --------               --------

                  Total current liabilities                                                 25,816                 44,077

Long-term debt (less current portion above)                                                 17,959                 20,511
Other noncurrent liabilities                                                                 1,113                  1,069
                                                                                          --------               --------

                  Total liabilities                                                         44,888                 65,657
                                                                                          --------               --------

                  STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                              --                     --
Common stock - $.20 par value each - authorized
   25,000,000 shares; issued $12,579,248 shares in
   1996 and $12,296,160 shares in 1995                                                       2,516                  2,459
Additional paid-in capital                                                                  75,822                 72,926
Retained earnings                                                                           50,968                 48,797
Cumulative foreign currency translation
   adjustment                                                                                 (262)                  (300)
                                                                                          --------               --------

                  Total                                                                    129,044                123,882

Treasury stock - 1,158,085 shares in 1996 and
   1,132,770 shares in 1995, at cost                                                        (4,935)                (4,485)
                                                                                          --------               --------

                  Total stockholders' equity                                               124,109                119,397
                                                                                          --------               --------

                  T O T A L                                                               $168,997               $185,054
                                                                                          ========               ========

                                    The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)





                                                                   Three Months Ended                           Six Months Ended
                                                                         June 30,                                   June 30,
                                                                   ------------------                           --------------
                                                                     1996           1995             1996            1995
                                                                   --------       --------        ---------        ------

Net sales                                                           $51,843      $42,527           $106,404        $79,481
Cost of goods sold                                                   32,635       27,233             66,254         50,028
                                                                    -------      -------           --------        -------

Gross profit                                                         19,208       15,294             40,150         29,453
                                                                    -------      -------           --------        -------

Selling, general and administrative
   expenses                                                          17,981       12,117             36,283         23,574
Interest expense                                                        507           56              1,154            129
Investment (income)                                                     (80)        (215)              (144)          (420)
                                                                    -------      -------           --------        -------

        T o t a l                                                    18,408       11,958             37,293         23,283
                                                                    -------      -------           --------        -------

Income before income taxes                                              800        3,336              2,857          6,170

Income tax provision                                                    235          865                686          1,569
                                                                    -------      -------           --------        -------

NET INCOME                                                          $   565      $ 2,471           $  2,171        $ 4,601
                                                                    =======       =======          ========        =======

Earnings per common share:
  Primary                                                              $.05         $.22               $.19           $.41
                                                                       ====         ====               ====           ====

   Assuming full dilution                                              $.05         $.22               $.19           $.41
                                                                       ====         ====               ====           ====

Number of shares used in computing per share amounts:
  Primary                                                            11,709       11,200             11,694         11,201
                                                                     ======       ======             ======         ======

   Assuming full dilution                                            11,709       11,273             11,702         11,285
                                                                     ======       ======             ======         ======

  Dividends                                                           None         None               None           None









                   The attached notes are made a part hereof.



                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (Tabular Amounts in Thousands)


                                                                                          Six Months Ended
                                                                                             June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1996              1995
                                                                                    -----------        -------

Cash flows from operating activities:
   Net income                                                                         $  2,171           $  4,601
                                                                                      --------           --------

   Adjustments  to  reconcile  results of  operations  to net cash  provided  by operating activities:
   Depreciation and amortization                                                         3,114              1,406
      Provision for losses on accounts receivable                                          168                218
      Deferred income taxes                                                               (706)              (167)
      Net change in asset and liability accounts:
         Accounts receivable                                                            16,840              6,940
         Inventory                                                                       1,220             (3,987)
         Prepaid and refundable income taxes                                            (2,311)
         Prepaid expenses and other current assets                                      (3,187)                 1
         Other assets                                                                     (189)              (316)
         Accounts payable and accrued expenses                                          (7,190)            (3,616)
         Income taxes payable                                                           (1,017)              (165)
         Deferred compensation and other noncurrent
           liabilities                                                                      44                 24
                                                                                       -------           --------

             Total adjustments                                                           6,786                338
                                                                                       -------           --------

             Net cash provided by operating activities                                   8,957              4,939
                                                                                       -------           --------

Cash flows from investing activities:
   Expenditures for property and equipment                                              (3,500)            (4,553)
   Net assets acquired from Ampersand                                                                        (712)
   Expenditures for trademarks, patents and
      intellectual property                                                                (81)              (414)
   Loan to International Jensen Incorporated                                            (2,000)
                                                                                       -------           ---------

             Net cash used for investing activities                                     (5,581)            (5,679)
                                                                                       -------           --------

Cash flows from financing activities:
   Net repayments under credit agreements                                               (9,755)
   Repayment of long-term bank borrowings                                               (2,760)              (430)
   Proceeds from exercise of stock options                                               1,384                 71
   Income tax benefit applicable to exercise
      of stock options                                                                   1,119                  2
   Purchases of treasury stock                                                                               (669)
                                                                                       -------           --------

             Net cash used for financing activities                                    (10,012)            (1,026)
                                                                                      --------           --------

Effect of foreign exchange rate changes on cash                                            (12)                (3)
                                                                                      --------           --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS
  (CARRIED FORWARD)                                                                     (6,648)            (1,769)
                                                                                      --------           --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS
   (BROUGHT FORWARD)                                                                   $(6,648)          $(1,769)

Cash and cash equivalents - January 1                                                   12,393            15,475
                                                                                       -------           -------

CASH AND CASH EQUIVALENTS - JUNE 30                                                    $ 5,745           $13,706
                                                                                       =======           =======

Supplemental disclosures of cash paid for:
   Interest                                                                            $   973           $   227
                                                                                       =======           =======

   Income taxes                                                                        $ 3,352           $ 1,893
                                                                                       =======           =======

Noncash financing activities:

   In connection with the exercise of incentive stock options in 1996, 143,701 shares of common stock were issued in exchange for 25,315 shares of previously issued common stock with a market value of $449,678 and in 1995 9,602 shares of common stock were issued in exchange for 1,540 shares of previously issued common stock with a market value of $25,786.

   In April 1995, 11,896 shares of treasury stock with a market value of $194,000 were acquired in consideration for the cancellation of a loan receivable.




                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996




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


NOTE C -    Inventory at June 30, 1996 is comprised of:

                 Raw materials and work-in-process            $19,209
                 Finished goods                                40,190
                 Merchandise in-transit                         5,865
                                                              -------

                      T o t a l                               $65,264
                                                              =======


NOTE D - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" is effective January 1, 1996. As permitted under SFAS No. 123, the Company has decided to continue accounting for employee stock compensation under APB 25 rules. However, in its financial statements for the year ending December 31, 1996 the Company will disclose supplementally on a pro forma basis its net income and earnings per common share as if it has adopted the new standard's alternative accounting treatment. Such alternative treatment calculates the total compensation expense to be recognized as the fair value of the award at the date of grant.

            The Company granted stock options for 234,741 and 348,209 shares during the six months ended June 30, 1996 and 1995, respectively.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


     Comparison of the quarters ended June 30, 1996 and 1995 and the six-month periods ended June 30, 1996 and 1995:

                              RESULTS OF OPERATIONS

     Net sales for the second quarter of 1996 increased by 22% to $51.8 million from $42.5 million in the same period in 1995. For the six-month period, net sales increased by 34% to $106.4 million in 1996 from $79.5 million in 1995. The sales increase is attributable to sales of the InterAct, Performance and STD brands which were acquired by the Company in September 1995 through the acquisition of STD Holding Limited ("STD").

     Gross profit for the second quarter of 1996 increased by approximately $3.9 million as compared to the second quarter of 1995, and increased as a percentage of net sales from 36.0% to 37.1%. Gross profit increased by approximately $10.7 million in the first six months of 1996 as compared to the comparable period in 1995, and increased slightly as a percentage of net sales from 37.1% to 37.7%.

     Selling, general and administrative expenses for the second quarter of 1996 increased by approximately $5.9 million as compared to the second quarter of 1995, and increased as a percentage of net sales from 28.5% to 34.7%. Selling, general and administrative expenses increased in the first six months of 1996 by $12.7 million to $36.3 million, and increased as a percentage of net sales from 29.7% to 34.1%. The increases were primarily due to the acquired STD operations, higher sales and marketing expenses in the weak domestic market, the operations of Christie Design Corporation, which commenced manufacturing and shipments in March 1996, increased research and development expenses and expenses related to the Company's recently expanded Lake Mary, Florida facility.

     Interest expense increased by approximately $1.0 million in the first six months of 1996 and by approximately $.5 million in the second quarter of 1996. The increases are primarily attributable to the acquisition and operations of STD and the financing of the Company's new Lake Mary, Florida warehouse facility.

     Investment income decreased by approximately $.3 million in the first six months of 1996. The decrease in investment income resulted from expanded working capital requirements of the Company.

     The effective income tax rate for the six-month period ended June 30, 1996 decreased to 24.0% from 25.4% in 1995 as a result primarily of the high proportion of income earned by the Company's subsidiaries in Hong Kong and China, which is taxed at a maximum rate of 16.5%. The effective income tax rate for the first six months of 1996 may not be indicative of the effective income tax for the year ending December 31, 1996 or thereafter because of the changes in the proportion of domestic and foreign taxable income which might occur.

     Earnings per share were $.19 on both a primary and fully-diluted basis for the six months ended June 30, 1996 and $.05 on both a primary and fully-diluted basis for the three months ended June 30, 1996. The 1996 per share calculations were based on 11,694,000 (11,702,000 on a fully-diluted basis) average common and common equivalent shares outstanding for the six-month period and 11,709,000 (on both a primary and fully-diluted basis) for the three month period. For the comparable six months of 1995, earnings per share were $.41 on both a primary and fully-diluted basis based on 11,201,000 (11,285,000 on a fully-diluted basis) average common and common equivalent shares outstanding. For the comparable three months of 1995, earnings per share were $.22 on both a primary and fully-diluted basis, based on 11,200,000 (11,273,000 on a fully-diluted basis) average common and common equivalent shares outstanding. The increase in average shares outstanding in 1996 primarily results from the 406,092 shares issued as part of the STD purchase in September 1995.

     Statement of Financial Standards No. 123, "Accounting for Stock-Based compensation," became effective January 1, 1996. The Company has decided to continue accounting for employee stock-based compensation under APB 25 rules, as permitted under SFAS 123, but will disclose in its annual financial statement for the year ending December 31, 1996 the pro forma effect on net income and earnings per share as if it had adopted the new standard's alternative accounting treatment.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains domestic lines of credit of $50 million with three banks of which $5 million can only be used for acquisition purposes, any of which may be terminated by such banks at any time. At June 30, 1996, loans and letters of credit of $6.2 million were outstanding on the domestic lines of credit. The Company maintains foreign lines of credit of $13.9 million, of which $.6 million were outstanding for loans at June 30, 1996.

     At June 30, 1996, the Company had working capital of approximately $95.4 million as compared with approximately $96.4 million at December 31, 1995. However, the Company's working capital ratio increased to 4.7 to 1 at June 30, 1996 from 3.2 to 1 at December 31, 1995.

     In June and August of 1994, the Company purchased approximately 30 acres of land in Lake Mary, Florida on which it completed construction in 1995 of a 245,000 square foot warehouse building. The cost for the land and building construction was approximately $7.2 million. The Company initially utilized a combination of its own cash and existing bank lines for this project. However, in December 1995 the Company obtained a five-year $7 million uncollateralized bank loan, in connection with this facility.

     In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were repurchased for $170,000; no shares were repurchased in the six months ended June 30, 1996. In June 1996, the Board of Directors authorized under certain circumstances the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for a total sales price of approximately $1.1 million.

     In April 1995, Recoton formed Christie Design Corporation, located in Chatsworth, California. This wholly-owned subsidiary, which develops and markets speaker products, commenced manufacturing and shipments in March 1996. Through June 30, 1996, the Company has expended approximately $3.5 million for start-up and capital costs for this subsidiary.

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

     In January 1996, Recoton announced it had executed a definitive merger agreement to acquire International Jensen Incorporated (IJI), a leading marketer of home and automotive loudspeakers and automotive electronics, subsequent to the sale to a third party of IJI's original equipment manufacturing (OEM) business. The current total estimated cost is approximately $60 million cash, plus the assumption of IJI debt. The purchase is expected to be financed through medium-term debt and revolving lines of credit. The transaction is subject to the approval of Jensen's stockholders as well as certain other conditions. While another company has announced a competing bid for IJI and there is litigation against both IJI and the Company in connection with the merger, the Company currently hopes to close the acquisition in late August.

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          (a) DELAWARE LITIGATION REGARDING JENSEN MERGER. Three separate actions were commenced against Recoton and others in the courts of the state of Delaware in connection with the pending merger (the "Merger") with International Jensen Incorporated ("Jensen"): (I) RANDI MARCUS V. INTERNATIONAL JENSEN INCORPORATED, ROBERT G. SHAW, ROBERT H. JENKINS, DAVID G. CHANDLER, RECOTON CORPORATION, RC ACQUISITION SUB, INC., IJI ACQUISITION CORP. WILLIAM BLAIR & COMPANY, AND WILLIAM BLAIR LEVERAGED CAPITAL FUND LIMITED PARTNERSHIP (Chancery Court, Delaware, Civil Action No. 14992) (ii) HARBOR FINANCE PARTNERS V. ROBERT
G. SHAW, ET AL. (CHANCERY COURT, DELAWARE, CIVIL ACTION NO. 15006); AND (III) EMERSON RADIO CORP. V. INTERNATIONAL JENSEN INCORPORATED, ROBERT G. SHAW, DAVID
G. CHANDLER, ROBERT H. JENKINS, NORMAN H. MCMILLAN, WILLIAM BLAIR LEVERAGED CAPITAL FUND, L.P, RC ACQUISITION SUB, INC., IJI ACQUISITION CORP. AND RECOTON CORPORATION (Chancery Court, Delaware, Civil Action No. 15130NC). The first two actions were, effective July 3, 1996, consolidated into a single action, captioned In Re International Jensen Incorporated Shareholders Litigation (Chancery Court, Delaware, Civil Action No. 14992).

          STOCKHOLDER SUITS. On May 9, 1996, Randi Marcus filed an action in the Court of Chancery of the State of Delaware against Jensen, its directors, Recoton, RC Acquisition Sub, Inc. ("RC Acquisition"), IJI Acquisition Corp. ("IJI Acquisition"), William Blair & Company and William Blair Leveraged Capital Fund, L.P. ("WBLCF") seeking to enjoin the Jensen merger. The complaint alleged
(i) breaches of fiduciary duty by Jensen's directors and affiliates of some of the directors by taking various actions, including approving and continuing to pursue the sale of the original equipment manufacturing business (the "OEM Business") of Jensen to Robert Shaw, refusing to pursue the allegedly higher priced proposal from Emerson Radio Corp. ("Emerson") and imposing allegedly inappropriate asset lockups and termination fees; (ii) that Recoton and the other defendants have aided and abetted the alleged breaches of fiduciary duty; and (iii) that various agreements of Jensen with Recoton and others (including the termination fee provisions of the Merger Agreement, a license/option agreement between Jensen and Recoton regarding the Jensen trademarks "Acoustic Research" and "AR," an agreement between Recoton and Robert Shaw pursuant to which Recoton would receive certain proceeds if Shaw sold his shares of Jensen stock under certain circumstances and a stock option and voting agreement with WBLCF relating to stock of Jensen (the "Stock Option and Voting Agreement") are invalid as a matter of Delaware law. The plaintiff requested temporary and permanent injunctive and declaratory relief, rescission of various agreements, such other equitable or damage relief as the court finds proper and an award of attorneys' fees and expenses. After the Merger transaction was enhanced on May 10, 1996, the plaintiff filed an amended complaint on May 15, 1996, making comparable and additional claims as to the enhanced transaction.

          On May 20, 1996, a second stockholder of Jensen, Harbor Finance Partners, filed an action in the Court of Chancery of the State of Delaware against Jensen, its directors, Recoton and RC Acquisition, seeking to enjoin the Merger. The complaint alleged (i) breaches of fiduciary duty by Jensen's directors, including allegedly failing to act in good faith to negotiate with both Emerson and Recoton, rejecting an allegedly higher priced all cash transaction with Emerson and failing to act reasonably in order to obtain the best price in the sale of Jensen; and (ii) that Recoton and the other defendants have aided and abetted the alleged breaches of fiduciary duty. The plaintiff requested that the lawsuit be maintained as a class action on behalf of all public stockholders and sought temporary and permanent injunctive and declaratory relief, rescission of the Merger should it occur, the establishment of a stockholders' committee to participate in the sale of Jensen, the awarding of compensatory damages against the defendants and such other and further relief as the court finds proper and an award of attorneys' fees and expenses.

          On July 3, 1996, the stockholder cases were consolidated into a single action. On July 8, 1996, an amended consolidated stockholder complaint was filed by the existing Delaware plaintiffs against the same defendants making claims similar to those previously made with additional allegations charging that the wrongful conduct continued through Jensen's acceptance of Recoton's latest offer and rejection of Emerson's latest offer.

          On July 16, 1996, the plaintiffs in the Delaware action filed a motion for leave to file a supplement to their complaint alleging that the Merger Agreement as amended on June 23, 1996 resulted in the termination of the Stock Option and Voting Agreement and further that the voting and proxy provisions of such agreement were no longer in effect.

          On July 16, 1996, the Delaware court denied the plaintiffs' motion for an order to expedite discovery and to schedule a hearing on the plaintiffs' application for a preliminary injunction to enjoin the Merger, determining that the Merger will not result in irreparable harm to the plaintiffs because any alleged wrongful conduct could be adequately remedied by a money damages award.

          EMERSON SUIT. On July 30, 1996, Emerson filed an action in the Court of Chancery of the State of Delaware against Jensen, its directors, WBLCF, IJI Acquisition, Recoton and RC Acquisition, seeking to enjoin the Merger and the sale of Jensen's OEM Business. The complaint alleged (i) that Jensen and its directors have failed to act in good faith to negotiate with Emerson, rejecting allegedly superior offers from Emerson and failing to act reasonably in order to obtain the best price in the sale of Jensen; (ii) that the defendants have deliberately interfered with the prospective business relationship between Emerson and Jensen; and (iii) that Recoton and WBLCF have aided and abetted the alleged breaches of fiduciary duty by Jensen's Board of Directors. Emerson sought preliminary and permanent injunctive and declaratory relief, the awarding of compensatory damages against the defendants and such other and further relief as the court finds proper.

          GENERAL. On July 31, 1996, the Delaware Chancery Court scheduled a hearing on a motion for a preliminary injunction by Emerson and by certain stockholders of International Jensen for August 15, 1996. Recoton believes that both the consolidated stockholder complaint and the Emerson complaint are without basis in fact or law, are based upon misleading information and that the court lacks personal jurisdiction over it. Recoton intends to oppose both litigations vigorously.

          (b) ILLINOIS LITIGATION REGARDING JENSEN MERGER.

          On May 10, 1996, Jensen filed an action in Federal District Court in Chicago, Illinois against Emerson and its President for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen (the "Confidentiality Agreement"). INTERNATIONAL JENSEN INCORPORATED V. EMERSON RADIO CORP., AND EUGENE DAVIS (U.S. District Court, Northern District of Illinois, Eastern Division, No. 96C 2816). On May 14, 1996, the court entered a temporary restraining order against Emerson and its President, enjoining them from (i) further solicitation of Jensen's stockholders or their representatives until Emerson has filed a proxy statement with the Securities and Exchange Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false or misleading statements of material fact or material omissions; and (iii) disclosing confidential information in violation of the Confidentiality Agreement. On May 20, 1996, Emerson filed a counterclaim in this action alleging that Jensen and Robert Shaw fraudulently induced Emerson to enter into the Confidentiality Agreement and failed to negotiate with Emerson in good faith. Emerson requested rescission of the Confidentiality Agreement and such other equitable or damage relief as the court finds proper and an award of attorneys' fees and expenses. On May 23, 1996 the Federal District Court and the parties agreed to proceed with the bidding process and Emerson agreed that the terms of the temporary restraining order would continue and Jensen and Emerson agreed to suspend the prosecution of the litigation until the Jensen Board had had an opportunity to consider both the Emerson and Recoton proposals. The temporary restraining order lapsed on May 23, 1996.

          On July 2, 1996 Emerson filed an amended counterclaim and third party complaint in the Chicago Federal District Court making allegations similar to those in its original counterclaim and additional claims that Jensen and Mr. Shaw continued to mislead Emerson and negotiate in bad faith, with Recoton and WBLCF added as alleged co-conspirators with respect to such continuing conduct. WBLCF was later dismissed as a third-party defendant to the action without prejudice. On August 8, 1996, Emerson amended its counterclaims and third party complaint to add claims against Jensen for its alleged violation of Section 14(a) of the Securities Exchange Act of 1934. The allegations against Recoton remain substantially similar to those previously asserted. In connection with its amended counterclaims and third party complaint, Emerson moved before the Chicago Federal District Court on August 8, 1996 for a temporary restraining order and preliminary injunction enjoining Jensen from (1) proceeding with the August 28, 1996 special meeting of stockholders called to vote on the Merger;
(2) utilizing at the special meeting any proxies allegedly improperly solicited; and (3) enforcing against Emerson a confidentiality and standstill agreement At a hearing on August 12, 1996, the court set a briefing schedule for the parties. Recoton intends to vigorously oppose the third-party claims asserted against it.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Annual Meeting of the Shareholders of the Corporation was held on June 12, 1996. Each of the four candidates for the position of director, Messrs. Robert Borchardt, Stuart Mont, George Calvi and Paul E. Feffer, were elected. The directors whose term of office continued after the meeting were Messrs. Herbert H. Borchardt, Peter Wish, Joseph Massot, Ronald McPherson, Irwin Friedman and Joseph Idy.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

      1.  Director election:

                    Robert L. Borchardt

                      For: 9,246,578
                      Withhold Authority: 207,897

                    Stuart Mont

                      For: 9,245,478
                      Withhold Authority: 208,997

                    George Calvi

                      For: 9,245,578
                      Withhold Authority: 208,897

                    Paul E. Feffer

                       For: 9,238,067
                       Withhold Authority: 216,408

      2. Ratification of the appointment of Cornick, Garber & Sandler, LLP as Independent Auditors for the Fiscal Year Ending December 31, 1996:

                      For: 9,237,475
                      Against: 3,721
                      Abstain: 213,279
                      Nonvote: 0

Item 5.   OTHER INFORMATION.

          When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "expect," "believe," "hope" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  (27)    Financial Data Schedule


          (b) Reports on Form 8-K: Reports were filed on Forms 8-K during the quarter ended June 30, 1996 dated May 1, 1996, May 9, 1996, May 22, 1996 and June 23, 1996 describing, under Item 5, amendments to, and action related to, the merger agreement with International Jensen Incorporated dated as of January 3, 1996 and, with respect to the filing on May 24, 1996, the institution of the Harbor Finance Partners action described above.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RECOTON CORPORATION


Date: August 13, 1996                                 /s/ Robert L. Borchardt
                                                     ------------------------
                                                     Robert L. Borchardt
                                                     President, Co-Chairman of
                                                     the Board and Chief
                                                     Executive Officer


Date: August 13, 1996                                 /s/ Stuart Mont
                                                     ----------------
                                                     Stuart Mont
                                                     Chief Operating Officer,
                                                     Executive Vice President
                                                     - Operations, Chief
                                                     Financial Officer and
                                                     Secretary

                                  EXHIBIT INDEX


Number        Description

 27           Financial Data Schedule