Form 10-Q
period 1996-09-30
RECOTON CORP
filed 1996-11-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996

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

           YES      X                     NO
                   ---                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date:

                                          OUTSTANDING AS OF
           CLASS                          NOVEMBER 12, 1996

    Common Shares, par
    value $.20 a share                       11,371,848

                  PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

                RECOTON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Tabular Amounts in Thousands)


                                                  SEPTEMBER 30,  DECEMBER 31,
           ASSETS                                      1996         1995
                                                 --------------  -------------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                            $ 10,189     $ 12,393
  Accounts receivable (less allowance for
     possible loss of $3,918,000 in 1996 and
     $1,587,000 in 1995)                                 91,726       55,019
  Inventories                                           111,949       66,484
  Prepaid and refundable income taxes                     5,253
  Prepaid expenses and other current assets              15,178        6,583
                                                        -------      -------
           Total current assets                         234,295      140,479

Property and equipment (at cost, less accumulated
  depreciation and amortization)                         29,985       24,163
Goodwill (less accumulated amortization)                 31,553       16,391
Other assets                                              9,387        4,021
                                                       --------     --------
                       T O T A L                       $305,220     $185,054
                                                       ========     ========

           LIABILITIES

Current liabilities:
  Bank loans and drafts payable                        $ 49,893      $ 13,176
  Current portion of long-term debt                      13,365         5,131
  Accounts payable                                       23,377        15,144
  Accrued expenses                                       19,366         7,417
  Income taxes payable                                    2,632         3,209
                                                       --------      --------

           Total current liabilities                    108,633        44,077

Long-term debt (less current portion above)              68,301        20,511
Other noncurrent liabilities                              1,695         1,069
                                                       --------      --------
           Total liabilities                            178,629        65,657
                                                       --------      --------

           STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each - authorized
  10,000,000 shares; none issued                         --          --
Common stock - $.20 par value each - authorized
  25,000,000 shares; issued
  12,579,248 shares in
  1996 and 12,296,160 shares in 1995                      2,516       2,459
Additional paid-in capital                               75,828      72,926
Retained earnings                                        55,096      48,797
Cumulative foreign currency translation
  adjustment                                               (760)       (300)
                                                        --------    --------
           Total                                        132,680     123,882

Treasury stock - 1,223,085 shares in 1996 and
  1,132,770 shares in 1995, at cost                      (6,089)     (4,485)
                                                       ---------   ---------
           Total stockholders' equity                   126,591     119,397
                                                       --------    --------
           T O T A L                                   $305,220    $185,054
                                                       ========    ========

             The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (In Thousands, Except Per Share Data)

                                     Three Months Ended       Nine Months Ended
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                       1996      1995         1996      1995
                                      -----      ----         ----      ----
Net sales                            $86,839   $55,729      $193,243  $135,210
Cost of goods sold                    52,231    34,171       118,485    84,199
                                     -------    -------      --------  --------

Gross profit                          34,608    21,558        74,758    51,011
                                     -------    -------      --------  --------

Selling, general and administrative
  expenses                            27,996    15,922        64,279    39,497
Interest expense                       1,137        15         2,291       144

Investment (income)                      (58)     (134)         (202)     (554)
                                      -------    -------      -------   -------

     T o t a l                        29,075    15,803        66,368    39,087
                                     -------    -------       -------  -------


Income before income taxes             5,533     5,755         8,390    11,924

Income tax provision                   1,406     1,597         2,092     3,166
                                     -------    -------      -------   -------

NET INCOME                           $ 4,127   $ 4,158      $  6,298  $   8,758
                                     =======   =======      ========  =========

Earnings per common share:
  Primary                               $.36      $.36          $.54      $.78
                                        ====      ====          ====      ====

  Assuming full dilution                $.36      $.36          $.54      $.76
                                        ====      ====          ====      ====

Number of shares used in
computing per share amounts:
  Primary                             11,591    11,472        11,660    11,292
                                      ======    ======        ======    ======


  Assuming full dilution              11,591    11,605        11,665    11,522
                                      ======    ======        ======    ======

Dividends                               None      None          None      None
                                      ======    ======        ======    ======

               The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (Tabular Amounts in Thousands)


                                                  Nine Months Ended
                                                    SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1996     1995
                                                -----------------

Cash flows from operating activities:
  Net income                                   $   6,298   $  8,758
                                               ---------   --------

  Adjustments to reconcile results of
  operations to net cash provided by
  operating activities:
    Depreciation and amortization                  5,229      2,257
    Provision for losses on accounts receivable      734        539
    Deferred income taxes                           (808)      (414)
    Net change in asset and liability accounts:
     Accounts receivable                           1,728     (3,888)
     Inventory                                    (8,169)   (11,683)
     Prepaid and refundable income taxes          (1,627)
     Prepaid expenses and other current assets    (2,631)       347
     Other assets                                   (196)      (842)
     Accounts payable and accrued expenses           706      2,561
     Income taxes payable                           (579)       640
     Deferred compensation and other noncurrent
       liabilities                                   143        173
                                               --------- ----------

         Total adjustments                        (5,470)   (10,310)
                                                --------   --------

         Net cash provided by (used for)
           operating activities                      828     (1,552)
                                               ---------   --------

Cash flows from investing activities:
  Expenditures for property and equipment         (5,613)    (8,132)
  Expenditures for trademarks, patents and
    intellectual property                           (139)      (565)
  Payments for acquisitions (net of cash
    acquired of approximately $3,148,000 in
    1996 and $2,342,000 in 1995)                 (54,482)   (12,539)
                                                --------   --------

         Net cash used for investing activities  (60,234)   (21,236)
                                                 -------    -------
Cash flows from financing activities:
  Net proceeds from bridge loan                   83,995
  Repayment of debt assumed on acquisition
    of International Jensen, Inc.                (10,490)
  Net (repayments) proceeds under credit
    agreements                                   (13,176)    14,539
Repayment of long-term bank borrowings            (3,976)      (667)
  Proceeds from exercise of stock options          1,384        179
  Income tax benefit applicable to exercise
    of stock options                               1,125          4
  Purchases of treasury stock                     (1,154)      (680)
                                                --------   --------

       Net cash provided by financing activities  57,708     13,375
                                                --------   --------

Effect of foreign exchange rate changes on cash     (506)       (28)
                                                ---------  ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,204)    (9,441)
                                                 --------   --------

Cash and cash equivalents - January 1             12,393     15,475
                                                 -------    -------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30         $10,189    $ 6,034
                                                 =======    =======

Supplemental disclosures of cash paid for:
  Interest                                       $ 1,743   $    363
                                                 =======   ========

  Income taxes                                   $ 3,642  $   2,630
                                                 =======  =========

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

                RECOTON CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996

NOTE A - The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1995, included in its annual report to shareholders. Such statements should be read in conjunction with the data herein.


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


NOTE C - Inventory at September 30, 1996 is comprised of:

         Raw materials and work-in-process $ 32,431
         Finished goods                      68,280
         Merchandise in-transit              11,238
                                            -------

              T o t a l                    $111,949
                                           ========

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

         The Company granted stock options for 284,741 and 348,209 shares during the nine months ended September 30, 1996 and 1995, respectively.

NOTE E - On August 28, 1996, the Company acquired for cash, in a purchase transaction, all of the outstanding stock of International Jensen, Inc. ("Jensen") for a purchase price aggregating approximately $55.6 million, plus approximately $4.5 million for investment banker fees and other costs of the transaction. This transaction was preceded by Jensen's sale of its original equipment manufacturing business to a member of its management. The $15.9 million excess of the purchase price over the preliminary estimate of the fair market value of the net assets acquired has been recorded as goodwill, which is being amortized to operations over 20 years. Additionally, effective September 1, 1995, Recoton acquired, in a purchase transaction, the capital stock of STD Holding, Ltd. ("STD") and certain assets of one of its subsidiaries.

         The following presents, on an unaudited pro forma basis, the net sales, net earnings and earnings per share of the Company as if the Jensen and STD acquisitions had occurred on January 1, 1995. The information for Jensen is based on its unaudited financial statements for the eight month period ended August 31, 1996 and for the nine month period ended November 30, 1995, after eliminating its original equipment manufacturing operations and certain costs and expenses pertaining to the acquisition which are unrelated to the operations acquired. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented, nor is it indicative of the expected future results of operations.

                                  Nine Months Ended
                                    SEPTEMBER 30,
                                  1996        1995
                                 (In Thousands, Except
                                   Per Share Data)

          Net sales               $298,932 $282,946
                                  ======== ========

          Net earnings (loss)     $   (295)$  4,796
                                  ======== ========

          Earnings (loss) per share  $(.03)   $ .41
                                     =====    =====

        The Company has negotiated a $120 million bridge loan with banks, under which approximately $84.2 million is outstanding at September 30, 1996, of which approximately $62.2 million was borrowed for the Jensen acquisition, including the refinance of approximately $4.6 million of Jensen's short-term debt assumed on the purchase. The Company intends to refinance $75 million of the bridge loan into longer term debt in a private placement, which is currently being negotiated with financial institutions and institutional investors. The above pro forma operating results are based on the terms of the loans currently being negotiated. However, no assurance is given that such financing will be obtained on the terms used for this presentation.

        The consolidated balance sheet at September 30, 1996 includes Jensen's assets acquired and liabilities assumed, based primarily on their recorded book values. Such amounts are subject to revision upon the determination of their individual fair values and any estimated costs to eliminate duplicate facilities.

        The balance sheet classification of the bank loans obtained and assumed upon the acquisition of Jensen is based primarily on the payment terms of the bridge loan obtained and is therefore subject to revision upon the conclusion of its refinancing. The bridge loan provides for borrowings of up to $120 million through December 26, 1996. Effective December 26, 1996, any borrowings in excess of $95 million must be repaid. The balance will then be comprised of a $50 million three year revolving line of credit and, if not otherwise refinanced in a private placement, a maximum term loan of $45 million which will be payable in quarterly principal installments to December 26, 2000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Comparison of the quarters ended September 30, 1996 and 1995 and the nine-month periods ended September 30, 1996 and 1995:

RESULTS OF OPERATIONS

       Net sales for the third quarter of 1996 increased by 55.8% to $86.8 million from $55.7 million in the same period in 1995. For the nine-month periods, net sales increased by 42.9% to $193.2 million in 1996 from $135.2 million in 1995. The sales increase is primarily attributable to sales of the InterAct, Performance and STD brands which were acquired by the Company in September 1995 through the acquisition of STD Holding Limited ("STD") and sales of the Advent, Jensen, Phase Linear, Mac Audio, Magnat, and NHT brands acquired by the Company on August 28, 1996 through the acquisition of International Jensen Incorporate (now known as Rocoton Audio Corporation, "RAC").

      Gross profit for the third quarter of 1996 increased by approximately $13.1 million as compared to the third quarter of 1995, and increased as a percentage of net sales from 38.7% to 39.9%. Gross profit increased by approximately $23.7 million in the first nine months of 1996 as compared to the comparable period in 1995, and increased as a percentage of net sales from 37.7% to 38.7%. The dollar increase is a result of increased sales volume, while the percentage increase results from a more favorable product mix.

      Selling, general and administrative expenses for the third quarter of 1996 increased by approximately $12.1 million as compared to the third quarter of 1995, and increased as a percentage of net sales from 28.6% to 32.2%. Selling, general and administrative expenses increased in the first nine months of 1996 by $24.8 million, as compared to the comparable period in 1995, to $64.3 million, and increased as a percentage of net sales from 29.2% to 33.3%. The increases were primarily due to the acquired operations of STD (in September
1995) and RAC (in August 1996), higher sales and marketing expenses in the weak domestic market, the operations of Christie Design Corporation, which commenced the manufacture and shipment of speakers in March 1996, increased research and development expenses and expenses related to the Company's recently expanded Lake Mary, Florida facilities.

      Interest expense increased by approximately $1.1 million in the third quarter of 1996 and by approximately $2.1 million in the first nine months of 1996 as compared to the comparable periods in 1995. The increases are primarily attributable to the acquisition and operations of RAC in August 1996, the acquisition and operations of STD in September 1995, and the financing of the Company's new Lake Mary, Florida warehouse facility. Interest expense is expected to increase substantially in the future as a result of the additional debt incurred.

      The effective income tax rate for the nine-month period ended September 30, 1996 decreased to 24.9% from 26.6% in 1995 as a result primarily of the high proportion of income earned by the Company's subsidiaries in Hong Kong and China, which is taxed at a maximum rate of 16.5%. The effective income tax rate for the first nine months of 1996 may not be indicative of the effective income tax rate for the year ending December 31, 1996 or thereafter because of changes in the proportion of domestic and foreign taxable income which might occur, both as a result of the Company's continuing operations, and the RAC acquisition.

      Earnings per share were $.54 on both a primary and fully-diluted basis for the nine months ended September 30, 1996 and $.36 on both a primary and fully-diluted basis for the three months ended September 30, 1996. The 1996 per share calculations were based on 11,660,000 (11,665,000 on a fully-diluted basis) average common and common equivalent shares outstanding for the nine-month period and 11,591,000 (on both a primary and fully-diluted basis) for the three-month period. For the comparable nine months of 1995, earnings per share were $.78 on a primary basis and $.76 on a fully-diluted basis. The 1995 per share calculations were based on 11,292,000 (11,522,000 on a fully-diluted basis) average common and common equivalent shares outstanding. For the comparable three months of 1995, earnings per share were $.36 on both a primary and fully-diluted basis, based on 11,472,000 (11,605,000 on a fully-diluted basis) average common and common equivalent shares outstanding. The increase in average shares outstanding in 1996 primarily results from the 406,092 shares issued as part of the STD acquisition in September 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

      In August of 1996, the Company entered into a multi-bank $120 million bridge facility that reduces after 120 days to a $50 million three-year revolving credit facility and a $45 million four-year term loan. The bridge facility was provided to accommodate the acquisition of RAC and to provide the Company with the necessary facilities to finance its on-going operations. The Company is presently in negotiations to complete a $75 million private placement, the proceeds of which will be utilized to reduce current bank debt and replace the $45 million term loan commitment. At September 30, 1996, outstanding borrowings and letters of credit under the bridge loan facility were $86.4 million.

      At September 30, 1996, the Company had working capital of approximately $125.7 million as compared to approximately $96.4 million at December 31, 1995. The Company's working capital ratio, however, was 2.2 to 1 at September 30, 1996 as compared with 3.2 to 1 at December 31, 1995. The August 1996 acquisition of RAC brought about a major change in the components of the Company's working capital, and its working capital ratio, and is the primary reason for the $29.3 million net increase in working capital. Trade receivables of RAC accounted for approximately $43.1 million of the $36.7 million net increase in overall receivables, which was offset by a net decrease of approximately $6.4 million in receivables applicable to the Company's other operations. Similarly, inventories increased approximately $45.4 million, with RAC accounting for approximately $37.1 million of that increase; the balance of the increase was due to seasonal factors and projected increases in sales volume. Additionally, short-term bank loans and the current portion of long-term debt as a whole increased approximately $45.0 million, with RAC accounting for approximately $10.7 million of that increase; the balance was necessary to finance the acquisition of RAC. Accounts payable and accrued expenses increased approximately $20.2 million, with RAC accounting for approximately $17.2 million; the balance was necessary to support the increase in inventory.

      In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were repurchased for $.71 million; no shares were repurchased in the nine months ended September 30, 1996. In June 1996, the Board of Directors authorized under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for a total sales price of approximately $1.154 million.

      In April 1995, Recoton formed Christie Design Corporation, located in Chatsworth, California. This wholly-owned subsidiary, which develops and markets speaker products, commenced manufacturing and shipments in March 1996. Through September 30, 1996, the Company has expended approximately $3.7 million of start-up and capital costs for this subsidiary.

      In September 1995, Recoton acquired STD, a Hong Kong-based international manufacturer and marketer of multimedia and computer accessories, including video game joysticks, controllers and accessories and computer speakers sold under the InterAct, Performance and STD brand names. STD's operations are in Hong Kong, the People's Republic of China and Maryland (U.S.A.). The total cost of the purchase of $22.7 million was paid through a combination of cash and 406,092 Recoton Common Shares (valued at $8.3 million). The cash portion of the purchase price was initially borrowed under existing bank lines of credit. In December 1995, the Company obtained a five-year bank term loan to replace these borrowings.

      In August 1996, Recoton acquired RAC (then known as International Jensen Incorporated), a leading marketer of home and automotive loudspeakers and automotive electronics, for a total approximate cost of $60 million. The transaction occurred by merger with a Recoton subsidiary, after the sale of Jensen's original equipment manufacturing business to a third party.

      The Company currently believes there is a limited exposure to loss due to foreign currency risks in its foreign subsidiaries. The Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK$7.78 to US$1.00. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. However, approximately $10 million of net assets are exposed to foreign currency exchange fluctuations in Canada. Additionally, as a result of the RAC acquisition, the Company estimates that approximately $35 million of net assets are exposed to foreign currency exchange fluctuations in Western Europe.

      The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

                    PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS


      (a)  DELAWARE LITIGATION REGARDING JENSEN.

     Two separate actions are pending against Recoton and others in the courts of the state of Delaware in connection with the merger (the "Merger") of Recoton Acquisition Sub, Inc. into Jensen International Incorporated ("Jensen"): (i) IN RE INTERNATIONAL JENSEN INCORPORATED SHAREHOLDERS LITIGATION (Chancery Court, Delaware, Civil Action No. 14992) and (ii) EMERSON RADIO CORP. V. RAC, ROBERT G. SHAW, DAVID G. CHANDLER, ROBERT H. JENKINS, NORMAN H. MCMILLAN, WILLIAM BLAIR LEVERAGED CAPITAL FUND, L.P, RC ACQUISITION SUB, INC., RAC ACQUISITION CORP. AND RECOTON CORPORATION (Chancery Court, Delaware, Civil Action No. 15130NC). For a description of this litigation, see the Form 10-Q of Recoton for the period ended June 30, 1996.

     By Memorandum Opinion dated August 20, 1996, the Delaware Chancery Court denied in its entirety the motion for a preliminary injunction by Emerson Radio Corporation ("Emerson") and by certain stockholders of Jensen, which sought to enjoin the Special Meeting of the stockholders of Jensen scheduled to take place on August 28, 1996 to vote on the Merger.


      (b)  ILLINOIS LITIGATION REGARDING JENSEN MERGER.

     An action is pending in the in Federal District Court in Chicago, Illinois, which was commenced by Jensen against Emerson and its President for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen (the "Confidentiality Agreement") in which Emerson has asserted counterclaims and a third party complaint against Jensen, Robert Shaw and Recoton alleging that Jensen and Mr. Shaw fraudulently induced Emerson to enter into the Confidentiality Agreement and failed to negotiate with Emerson in good faith, that Jensen and Mr. Shaw continued to mislead Emerson and negotiate in bad faith, with Recoton and another party subsequently dismissed added as alleged co-conspirators with respect to such continuing conduct and that Jensen allegedly violated Section 14(a) of the Securities Act of 1934. RAC V. EMERSON RADIO CORP. AND EUGENE DAVIS (U.S. District Court, Northern District of Illinois, Eastern Division, No. 96C 2816). For a description of this litigation, see the Form 10-Q of Recoton for the period ended June 30, 1996. By Memorandum Opinion dated August 26, 1996, the District Court abstained from considering Emerson's motion for a temporary restraining order and a preliminary injunction in light of the proceedings in the Delaware Chancery Court. On October 22, 1996, Emerson moved for leave to supplement its counterclaim and third-party complaint to include an additional counterclaim against Jensen for breach of contract.

     By Summons and Complaint of that same date, Recoton commenced an action against Emerson in the Chicago District Court for Emerson's bad faith interference in Recoton's acquisition of Jensen. RECOTON CORPORATION V. EMERSON RADIO CORPORATION (U.S. District Court, Northern District of Illinois, Eastern Division, No. 96 C 9602).

     The parties in the two Chicago actions have been directed by the District Court to file any motions to dismiss the pleadings by November 18, 1996 and the Court has indicated that it will rule on any such motions by December 24, 1996.


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

          (27)  Financial Data Schedule


      (b) Reports on Form 8-K: A report was filed on Forms 8-K during the quarter ended September 30, 1996 dated August 28, 1996 describing under Item 2 the acquisition of RAC and related matters.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RECOTON CORPORATION


Date: November 13, 1996             /S/ STUART MONT
                                   ------------------------------ -
                                    Stuart Mont, COO, CFO, Executive
                                    Vice President-Operations, and
                                    Secretary


Date: November 13, 1996             /S/ JOSEPH H. MASSOT
                                    ---------------------------------
                                    Joseph H. Massot, Vice President,
                                    Treasurer, Asst. Sec. and Principal
                                    Accounting Officer

                           EXHIBIT INDEX

NUMBER                             DESCRIPTION

27                                 Financial Data Schedule