Form 10-K
period 1996-12-31
RECOTON CORP
filed 1997-03-31
CIK 82536

DRAFT-3/27/97

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER: 0-5860

                               RECOTON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                    11-1771737
 (State or Other Jurisdiction of         (I.R.S. Employer Identification No.
 Incorporation or Organization)



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

                          [Continuation of Cover Page]

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

          $128,322,036 based on the closing price on the Nasdaq Stock Market of $13.50 as of March 21, 1997

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             11,377,183 shares of Common Stock as of March 21, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Form 10-K with respect to the registrant's Annual Meeting of Shareholders to be held in 1997 are incorporated by reference into Part III of this Form 10-K.

         Various exhibits, as listed in Item 14 of Part IV, have been incorporated by reference.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Recoton Corporation, by itself and through its subsidiaries (collectively, Recoton or the Company), is a worldwide marketer and producer of consumer electronic products, generally for aftermarket use, primarily sold to retailers and original equipment manufacturers. Recoton's diverse product line includes high-fidelity loud speakers, home theater speaker systems, bookshelf speakers, a complete line of car audio products including in-dash, CD and cassette players, amplifiers, speakers and installation accessories and other audio products; video game and computer products; 900 Megahertz (MHz) wireless technology products; and other highly functional accessories for audio, car audio, camcorder, cellular and standard telephone, home office, multimedia, music, and video products. The Company's products are sold under the Advent(R), Ambico(R), Ampersand(TM), AR(R)/Acoustic Research(R), Calibron(R), Discwasher(R), Heco(TM), InterAct(R), Jensen(R), MacAudio(TM), Magnat(TM), NHT(R) (Now Hear This), Parsec(R), PhaseLinear(R), Recoton(R), Rembrandt(R), Ross(R), SoleControl(R) SoundQuest(TM) and STD(R) brand names, among others.

          Recoton Corporation was incorporated in New York State in 1936, and has significantly expanded its product lines through selected acquisitions, research efforts and product development. In August 1996 Recoton acquired International Jensen Incorporated (Jensen), a leading marketer of home and automotive loudspeakers; it did not acquire the original equipment manufacturing
(OEM) business of Jensen. Sales of Jensen for its fiscal year ending prior to the acquisition, excluding the OEM business, were over $150 million. Immediately following the acquisition, Jensen changed its name to Recoton Audio Corporation
(RAC). The Jensen acquisition followed the Company's growth into the field of hi-fidelity, high-performance loudspeaker design and marketing started with the formation of Recoton's Christie Design Corporation subsidiary in 1995.

         In 1995, the Company significantly expanded its video and computer game accessory business with the acquisition of STD Holding Limited, a Hong Kong-based company (STD), and the business of its U.S. distribution arm now operating under the name InterAct Accessories, Inc. Sales of STD and its subsidiaries for the fiscal year prior to the acquisition were US$40 million.

         Recoton's research and development activities have led to innovative products using 900 MHz wireless technology, whose signals transmit through walls, floors and ceilings up to 150 feet away. The 900 MHz products include stereo headphones, amplified speakers, a portable weather-resistant outdoor/indoor loudspeaker, microphones and universal remote controls. Among other innovative products, Recoton has also developed the "CD20" adapter, which allows a portable compact disc (CD) player to operate through an automobile cassette player; the CD HydroBath(R), a non-contact multimedia CD cleaner; and amplified TV and AM/FM radio antennas.

INDUSTRY BACKGROUND

         The consumer electronics market is large and diverse, having evolved from phonographs, radios, home stereos and televisions to encompass a wide variety of innovative technologies and products. These include personal computers, CD players, camcorders, video cassette recorders (VCRs), cellular and cordless telephones and video game systems. Some of these products (such as CD players, camcorders and VCRs) have reached a plateau of maturity, while others (such as cellular telephones, video game products, computer products and home theater systems) are still growing in consumer acceptance. Advances in certain technologies for mature products such as televisions, camcorders and telephones are leading to new innovations such as high definition television (HDTV), flat screen televisions, new TV delivery systems such as direct broadcast satellite
(DBS) systems and the new digital video disc (DVD) systems, which deliver ultra-high quality pictures and stereo sound. These advances may herald a new growth in consumer electronics as they are phased in.

         The broadening and expansion of the consumer electronics market has been due to a greater awareness of consumer electronics products and changes in consumer tastes, lifestyles and work habits, including a growing desire to spend more time at home, whether for relaxation or work. This trend has been seen in the strong growth in "home theater" listening and viewing environments and multimedia products and in the increasing popularity of telecommuting, with the need for more sophisticated home offices.

         The growth of consumer electronics over the last decade also has led to the development of a distinct market for consumer electronics accessories and other aftermarket enhancements. The market for these products is broad and highly fragmented, ranging from low-end products such as audio and video cables, cassette cleaners and phone cords, to more sophisticated products such as remote controls, stereo headphones, amplified antennas, wireless speakers and high-performance loudspeakers. Many of these products are necessary to maintain and operate consumer electronics products while others are used to expand, upgrade or enhance the functionality of particular products.

         The consumer electronics retailing market, which is the primary outlet for accessory products, is subject to intense competition among a wide variety of retailers, such as consumer electronics superstores, department stores, mass merchants, catalog showrooms, direct mail merchants, and office and warehouse clubs. Competitive pressures have lead to shrinking gross margins on consumer electronics products, leading retailers to increase their emphasis on accessories. Although accessories typically sell at lower retail prices, the gross profit margins realized on accessories typically are higher than on more expensive, price sensitive, consumer electronics equipment. Additionally, inventory costs and floor space required to display and sell accessories are substantially less. Home and car speakers and car amplifiers typically sell at higher profit margins than do televisions and portable audio systems.

         Retailers also have found that a broad offering of accessories provides additional services to the consumer which allow retailers to differentiate themselves from their competitors. In addition, retailers recognize that having accessories available can encourage add-on sales to a consumer electronics purchase, lead to impulse purchases and encourage repeat visits by customers, all of which provide the opportunity for selling additional consumer electronics products and accessories.

         Recoton believes that retailers are devoting more floor space each year to accessories, enhancing their in-store accessory merchandising and spending more on accessory advertising and promotion. Recoton believes that in order to achieve greater purchasing and operating economies and to reduce costs, retailers are looking for suppliers which offer a broad assortment of consumer electronics accessories and can provide timely product availability and strong merchandising support.

PRODUCTS

         Recoton offers a broad line of over 3750 consumer electronics products for home and automotive aftermarket use in many consumer electronics categories. The products are offered under a number of highly recognized brand names and are positioned, packaged and priced to appeal to virtually every level of retailer and customer. Suggested retail prices for most of Recoton's products range from approximately $2 to $500, while some of Recoton's audio speakers and other newer products have suggested retail prices of up to $4,300.

         Recoton aims to continually expand its product offerings to remain at the forefront of the consumer electronics market. The Company frequently solicits feedback from its retailers on accessories for existing products, as well as for new consumer electronics categories. Through its research and development capabilities and its continual efforts to identify acquisition opportunities, Recoton believes that it is able to respond rapidly to meet new and changing consumer demands for accessories.

         The following is a detailed description (in alphabetic order) of the Company's products; there is, however, a large degree of overlap among these product categories:

          o Antennas. A complete line of amplified and passive indoor television and AM/FM antennas is offered under the Recoton, Parsec and Rembrandt brand names. Recoton believes that it has been and continues to be an innovator in the introduction of amplified antennas. Recoton also believes that it has one of the leading industry positions in this market and that this market is growing due in part to the fact that most manufacturers have discontinued supplying antennas with new TV sets. Recoton's amplified antennas are ideal for use with the new DBS satellite receiver dishes, which dishes cannot receive local TV broadcasts.

          o Audio Accessories. An extensive line of audio accessories designed for use with stereo and monaural systems (including home, portable and car systems), CD players, cassette tape recorders, phonographs and radios is offered under the Discwasher and Recoton brand names. Products include cables and connectors, AC/DC power adapters, inverters, intercoms, microphones, surge protection devices, foreign voltage adapters/converters and blank audio cassettes.

          o Camcorder Accessories. A comprehensive line of camcorder accessory products is offered under the Ambico brand name. These products include tripods, batteries, camera bags, chargers/dischargers, cables, dust covers, filters, lenses, lights, microphones and monopods. The line features video transfer systems, as well as various editing effects mixers, video title writers, audio mixers and video enhancers/faders.

          o Car Audio Products. Various audio electronic products for the automobile and marine aftermarket are sold under the Advent Mobile(TM), Jensen and PhaseLinear brand names in the United States and Magnat and MacAudio (and certain of the U.S.) brand names in Europe. These automotive products include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors and CD players and changers. An exclusive line of high quality car audio accessory products is offered under the Ampersand, RoadGear(TM)and SoundQuest brand names. These products include wires and cables with gold- plated connectors, power cables, wiring and installation kits, gold-plated battery terminals and rings, capacitors, isolators, and assorted connectors and adapters, as well as the "Audio Forms" in-door speaker enclosures sold under the SoundQuest brand name.

          o Carrying and Storage Cases. A line of softsided carry cases for CDs and audio cassettes is offered under the Discwasher and PerfectCase(TM)brand names. The lines include CD wallets, with capacities from 12 to 96 CDs; player/CD cases, which hold from 10 to 24 CDs in addition to a portable CD player; CD cases, which hold from 15 to 60 CDs; and audio cassette cases, which have capacities from 15 to 96 cassettes. These cases are available in many colors, designs and fabrics and are packaged under the PerfectCase name by Discwasher.

          o CD/Audio Cassette Accessories. A broad line of CD and audio cassette accessories is offered under the Discwasher and Recoton brand names. These products include cleaning and maintenance items, such as the CD HydroBath non- contract hydrodynamic multimedia cleaner for all types of CDs, a CD laser lens cleaner, storage boxes, connection cables and Recoton's proprietary CD20 adapter, which permits a portable CD player to be played through a car, portable or home audio cassette players.

          o Cellular and Other Telephone Accessories. An extensive line of add-on and replacement accessories for the expanding cellular telephone market is offered under the Recoton brand name. Products including nickel cadmium and nickel metal-hydride batteries, battery eliminators, travel chargers, desk-top chargers, "hands-free" kits, extended-life kits and antennas, among other products, compliment the cellular phones of virtually all leading manufacturers. Numerous other telecommunications accessories are offered under the Recoton brand name. These products include antennas and rechargeable batteries for cordless phones, cables, extension cords, coiled handset cords, and "do-it-yourself" installation items, such as duplex and triplex adapters and wall plates. Recoton's patented Tanglefree(TM) adapter eliminates the twisting from coiled telephone cords.

          o Computer/Multi-Media Accessories. A complete computer accessory product line is offered under the InterAct and Recoton brand names. These products include joy sticks and controllers, shielded computer speakers, UL-listed surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders, mouse and wrist pads, stands for monitors and printers, storage cabinets, screen filters with anti-radiation properties, paper, ribbons and storage cases.

          o Game (Video and Computer) Accessories. An expanding line of video and computer game accessories for use with leading game consoles made by Nintendo, Sony and Sega and for personal computers is offered under the InterAct and Recoton brand names. These products include joysticks, controllers, cleaners, maintenance kits, replacement AC power adapters switches, control pads, lights, screen magnifiers and carry bags for hand-held games.

          o Headphones and Speakers. A full line of stereo headphones and mini- and bookshelf-sized stereo speakers is offered under the InterAct, Discwasher and Recoton brand names and, in Europe, under the Ross name. Some of these products also are sold to OEM customers. Headphone models include earbud, lightweight, convertible, headband, and open- and closed-earcup models. Mini and bookshelf sized stereo speakers, in both amplified and nonamplified versions, are offered for use with portable CD and cassette players and computers. Some of these speakers feature graphic equalizers, base booster circuits and battery or AC operation.

          o Loudspeakers. Advanced design and technology hi-fidelity, hi-performance stereo and home theater loudspeaker systems are offered under the Advent, AR/Acoustic Research, Jensen, NHT (Now Hear This), and Recoton brand names and, in Europe, under the MacAudio, Magnat and Heco brand names. Each of the speaker lines is positioned to reach a different target market. In addition, there are a wide variety of wireless 900 MHz amplified speakers for indoor and outdoor use, speakers for use with computer sound cards and a wide variety of stereo speakers for CD listening.

          o 900 MHz and Other Wireless Technologies. A proprietary line of wireless products, including patented 900 MHz products, using 900 MHz technology and 433 MHz and 20.4 GH3 technology to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified loudspeakers, both indoor and outdoor types, or to other television sets within 150 feet is offered under the Recoton brand name. Recoton believes it is the leader in developing and marketing a broad range of 900 MHz wireless technology products such as stereo headphones, amplified speaker systems and video broadcast systems. These products offer performance comparable to hard-wired systems and have been expanded to include wireless microphones, public address systems, a portable outdoor/indoor weather-resistant speaker, computer speakers and home theater speakers.

          o Remote Controls. A complete line of advanced-technology, universal remote controls for replacement of lost or damaged remotes is offered under the SoleControl and Recoton brand names. They allow remote operation of televisions, VCRs and other electronic products, and are offered with various features at different price levels. Recoton believes that its remote controls contain the largest code library in today's market and therefore can operate virtually all remote-controllable manufactured products. In 1996, the Company introduced a new, advanced technology, combination 900 MHz wireless RF (radio frequency) and IR (infrared) universal remote control. This unique remote control sends signals through walls, floors and ceilings to operate remote control products in other rooms and also functions as a standard line-of-sight remote control.

          o Video Accessories. A broad line of accessories that are used for the installation, maintenance, interconnection and enhancement of VCRs and camcorders is offered under the Recoton brand name. These products include Recoton's Gold Connection(TM)line of hookup and dubbing cables, blank VHS video tapes, video head cleaners, video rewinders, dust covers, connectors, splitters and storage products. Recoton also offers many switching, dubbing, listening and viewing accessories that can enhance the visual and audio performance of televisions and VCRs.

CUSTOMERS AND DISTRIBUTION

         Recoton seeks to provide access to its products on a global basis in as many countries and through as many distribution channels as possible. The Company's customers include catalog showrooms, consumer electronics retailers, department stores, direct mail retailers, drugstore chains, mass merchants, office and warehouse clubs and music and video chains. Recoton has a strong and diverse customer base of more than 1,000 retail customers which the Company believes have more than 30,000 outlets in the United States and Canada. In addition, Recoton has over 2,000 customers for its car stereo installation products. The Company's European customer base is similarly diverse.

         Within the past few years, Recoton has expanded its presence in the Asian, Canadian and European markets. Through its Hong Kong subsidiaries and Recoton Japan, Recoton sells products to customers in China, Japan and other Asian countries and, through its Hong Kong subsidiaries, it sells Asian-sourced products to Asian and European-based OEM customers. Through its Canadian subsidiary, Recoton markets and distributes products to Canadian retailers. Through its German, Italian, English and Hong Kong subsidiaries, Recoton markets and distributes audio products to European retailers and distributors. The STD acquisition in 1995 generated significant growth in terms of Asian sourcing and sales and the Jensen acquisition in 1996 has led to significant growth in European sales. Recoton views its OEM and international customer base as an important source for continued growth.

         Recoton believes that its broad customer franchise provides it with significant competitive advantages and will continue to be a source of future growth. While some of Recoton's retail customers carry Recoton's broad product lines, others carry only certain lines or products and are viewed by Recoton as prospects for additional sales. The strong customer base provides a distribution channel for new products, including products acquired through recent acquisitions. Recoton expects to benefit as its existing retail customers open new retail locations. As the retail consumer electronics business is highly cost-competitive, it is normal to expect that various retailers (including chains) will suffer economic reversals, and may cease operations. While Recoton has lost some customers due to bankruptcy or merger, such events have not to-date had any major adverse economic impact on the Company.

         Recoton also makes significant sales of selected products to original equipment manufacturers and via private labels to other accessory vendors which purchase products ranging from audio, video, CD and telephone accessories to Recoton's wireless products. The Company also engages in limited direct sales.

         Although certain of Recoton's customers have contributed significantly to Recoton's sales, no customer represented more than 10% of its sales in any of the last three years. Historically, the Company's sales and earnings have been higher in the second half of each year.

FOREIGN AND DOMESTIC OPERATIONS

         Since 1995, foreign operations have become a more significant portion of Recoton's business. Information with respect to Recoton's operations by geographic area is set forth in the financial statements (see Note P of the Notes to Financial Statements, Item 8 below). Export sales from Recoton Corporation and its domestic subsidiaries were less than 10% of consolidated sales in each of the three years ended December 31, 1994, 1995 and 1996.

SALES, MARKETING AND CUSTOMER SUPPORT

         Recoton's marketing strategy is to develop strong relationships with a broad array of customers. Recoton seeks to establish partnership relationships with its retail customers by offering "one-stop shopping" for its products, so as to better attract and support retailers who are consolidating their vendor relationships to achieve greater purchasing and operating economies, and by offering extensive marketing, inventory management and customer support services, including the following:

          o Consumer Support Programs. The Company offers toll-free "hot lines" staffed by trained, product-knowledgeable people who provide instructions and setup and other information for all Recoton products. They also handle "money back" guarantees and "repair or replace" warranties on certain products.

          o Distinctive Packaging. The Company's packaging approach is to offer modern, easy to understand, color-coded packages designed to attract consumer attention, increase brand awareness and provide detailed product information.

          o Drop Shipping. The Company provides retailers "just-in-time" inventory management through immediate delivery to multiple retail locations.

          o Electronic Data Interchange. The Company has established computer-based systems to enable customers to send orders, track shipping, receive invoices and make payment by computer, thereby expediting the ordering and payment process, lessening errors of transcription and reducing personnel costs.

          o Extensive Product Promotion. Promotional efforts include in-store merchandising, advertising and elaborate product displays for all product lines.

          o In-Store Inventory Management. Through detailing, the Company periodically counts restocks and fills in-store accessory displays.

          o Pre-Ticketing Services. Recoton places its customers' price stickers on items prior to shipment from price lists provided by retail customers.

          o Product Display Designs. The Company provides retailers with a computerized color picture of their individual in-store accessory layout, called planograms, to help them maximize display and sales. The planograms depict how the actual merchandise will look on-site, fully stocked, and are accompanied by a detailed report with each item's cost, suggested retail price, anticipated turns and resulting projected revenue and profit.

         Retailers can work with Recoton's sales staff or utilize Recoton's modern, high visibility color catalogs to choose either a wide assortment of products, a limited number of "best seller" items or any other combination as desired. Recoton also offers pre-selected assortments of accessories based on the national movement of its products. Most of Recoton's smaller accessory products are supplied in attractive blister packs designed to be displayed in hang-tag fashion on five-row pegboards or slat boards, typically ranging from 2 to 24 feet wide.

         Recoton further supports its products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. Recoton's promotional efforts have included television advertisements and Sunday newspaper advertising supplements devoted exclusively to its products.

         Recoton's products are marketed throughout the United States, Canada, Europe and internationally in a number of foreign countries by Recoton's employed sales executives and regional managers and independent sales representative organizations. Recoton compensates its independent sales representatives on a commission basis. Regional sales staff personnel work in the field with Recoton's customers and independent sales representative organizations.

         The Company has no significant backlog orders.

ACQUISITIONS

         STRATEGY AND OVERVIEW

         A significant part of Recoton's growth strategy has been to expand through acquisitions. Through 12 acquisitions since 1989, Recoton has obtained new products and technologies, strengthened its new product offerings, increased its manufacturing capacity, enhanced overseas distribution capabilities and broadened its customer base. Recoton seeks to maximize the benefit of each acquisition by reducing the overhead, manufacturing, sourcing, packaging, distribution, sales and advertising expenses of the acquired business through consolidation and coordination. While there may be certain duplications of expenses immediately following an acquisition, Recoton believes that cost savings will result from the introduction of efficiencies of scale, thereby making Recoton and its products more competitive.

         ACQUISITION HISTORY

         Since 1989, Recoton has acquired all or selected assets or product lines of, or merged with, the following companies:


YEAR           COMPANY                            PRINCIPAL PRODUCT LINES

1997           Tambalan Limited                   Headphones and other
                                                  consumer products sold
                                                  under the Ross name in
                                                  the UK and other countries
                                                  in the European Union

1996           Heco  GMBH                         Home speakers

1996           International                      Loudspeakers and other
               Jensen                             audio products for home
               Incorporated and                   and automotive aftermarket
               subsidiaries                       use

1995           STD Holding                        Video and computer game
               Limited                            joysticks, controllers
               and subsidiaries                   and accessories marketed
                                                  primarily under the trade
                                                  name InterAct and other
                                                  names

1995           Ampco Industries,                  Products for car stereo
               Inc., d/b/a                        installation operations
               Ampersand

1994           Sound Quest, Inc.                  Car stereo installation
                                                  and accessory products

1994           Infrared Research                  Universal remote controls
               Laboratories, Inc.                 marketed under the trade
                                                  name SoleControl

1992           Ambico, Inc.                       Camcorder and video
                                                  accessories

1991           Discwasher Inc.                    Consumer electronics
                                                  maintenance products

1991           Parsec Delaware                    AM/FM radio and TV antennas
               Ltd.

1989           All Channel                        Indoor television antennas
               Products  Inc.                     marketed  under the trade
                                                  name Rembrandt

1989           Calibron, Inc.                     Stereo headphones and
                                                  consumer electronics
                                                  accessories


         JENSEN ACQUISITION

         On August 28, 1996, a Recoton subsidiary merged with International Jensen Incorporated, a Delaware corporation. The Company did not acquire Jensen's original equipment manufacturing (OEM) business, however. Jensen was renamed Recoton Audio Corporation (Recoton Audio or RAC). Recoton Audio, directly and through its U.S. and foreign subsidiaries, is an international designer, assembler and marketer of home and car stereo loudspeakers, car stereo players and amplifiers sold under the Advent, Jensen, PhaseLinear, and NHT (Now Hear This) and in Europe, Mac Audio and Magnat brand names. Its sales for the last fiscal year prior to the acquisition, excluding the sales by the OEM business, were over $150 million. The Company also acquired the AR/Acoustic Research trademarks in the transaction, which marks previously had been licensed by Jensen to the Company.

         The shareholders of Jensen other than Robert G. Shaw, the former Chairman of the Board, President and Chief Executive Officer of Jensen (and the current President and a director of RAC), and William Blair Leverage Fund, L.P. (WBLCF) received $11.00 in cash for each Jensen share held by them and Mr. Shaw and WBLCF received $8.90 in cash for each Jensen share. The aggregate merger consideration paid to the Jensen stockholders was approximately $55.6 million. Jensen had approximately $34 million in notes and loans payable immediately after the merger.

         Bridge financing for the acquisition and related costs in the approximate amount of $60 million was provided by The Chase Manhattan Bank and other lenders party to a credit facility in the initial amount of $120 million. Such facility was also used to repay certain existing indebtedness of Recoton and Jensen, and can be used to provide working capital, for letters of credit and, within certain limits, for financing additional acquisitions. In January 1997, the Company privately placed $75 million in senior notes and used the proceeds to refinance that portion of the facility previously used for the Jensen acquisition and for other corporate purposes.

         Recoton Audio's speaker assembly operations are in Benicia, California; its research and development and warehousing operations are in Schiller Park, Illinois; and its corporate headquarters is currently in Lincolnshire, Illinois. Recoton plans to close the Lincolnshire office and move most of RAC's corporate operations to Florida in late 1997. Recoton Audio's subsidiaries have operations in Germany, Italy, the United Kingdom and Japan. The operations of the Magnat and Mac Audio subsidiaries in Germany were consolidated in late 1996.

         The merger was preceded by the sale of Jensen's OEM business, including its component manufacturing facilities, to IJI Acquisition Corp. (IJI Acquisition) and the sale of the OEM business receivables to Harris Trust and Savings Bank, both sales yielding an aggregate of approximately $18.5 million (after final balance sheet adjustments), with IJI Acquisition also assuming related debt and liabilities. IJI Acquisition was renamed International Jensen Incorporated after the acquisition of Jensen by the Company. IJI Acquisition's sole stockholder is Robert G. Shaw. Mr. Shaw is also President and a director of RAC and, after the merger, was elected to the Board of Recoton.

         Recoton Audio and IJI Acquisition are parties to a number of agreements, including a Management Services Agreement, a Supply and Services Agreement, a Shared Facilities Agreement, a Non-Competition Agreement and a License Agreement. Pursuant to the Management Services Agreement, which has an initial term of one year and is automatically renewed unless otherwise terminated, Mr. Shaw and certain other employees of the Company are authorized to perform various managerial and administrative services for IJI Acquisition during the course of their employment by the Company, for which IJI Acquisition pays Recoton a fee. The Supply and Services Agreement provides for IJI Acquisition to supply Recoton Audio's requirements for certain products and services for a term of twelve months. The Shared Facilities Agreement governs the use of facilities in Schiller Park and Lincolnshire, Illinois leased by Recoton Audio but also used by IJI Acquisition; such agreement may be terminated by Recoton Audio or IJI Acquisition at any time on six-month's notice after February 1997. The Non-Competition Agreement provides that Recoton Audio and IJI Acquisition each will not compete in certain areas of each other's business, with certain exceptions. Pursuant to the License Agreement, Recoton Audio has granted IJI Acquisition a ten-year, world-wide royalty- bearing license to use the trademarks of Recoton Audio in OEM business applications in the automotive, truck, recreation vehicle, aircraft or other motorized vehicle markets.

         HECO AND TAMBALAN ACQUISITIONS

         A significant component of the business acquired through the merger with Jensen was its European sales operations. Recoton has expanded the RAC presence in the European Union through two recent acquisitions. In late 1996 Recoton acquired the Heco brand of home speakers through a purchase of selected assets from the receiver in bankruptcy of Heco GmbH. These assets included trademarks, intellectual property, inventory, tools, office equipment and selected other assets, as well as the right to use a manufacturing facility in eastern Germany through June 1997. The purchase price, including closing costs, was approximately $1.3 million. During its last year of operations prior to the acquisition, Heco's sales were approximately $12.2 million.

         In February 1997, Recoton acquired the stock of Tambalan Limited, a United Kingdom corporation trading under the name Ross Consumer Products (Tambalan). Tambalan sells headphones and other consumer products under the name "Ross" in the United Kingdom and other European Union countries and, through its Hong Kong operations, to various Pacific area markets. The purchase price, exclusive of closing costs, was approximately $285,000; at the time of the closing, Tambalan had notes and loans payable of approximately $2.9 million. The annual sales of Tambalan were approximately US $ 8 million in its last fiscal year prior to the acquisition.

RESEARCH AND DEVELOPMENT

         Recoton maintains research and development facilities at its Florida, California, Illinois and Hong Kong locations and in addition utilizes selected outside engineering arrangements. In conjunction with its agents, customers and contract manufacturers, Recoton continuously reviews its product line and identifies, develops and introduces new products for growing areas of consumer demand. Recoton seeks to develop innovative products to achieve attractive margins and to expand Recoton's brand name recognition.

         Through its product development efforts, Recoton has been able to establish new retail accounts, enhance existing customer relationships, attract a growing base of consumer electronics companies as OEM customers and differentiate itself from its competitors. Recoton has recently expanded its engineering department to increase its in-house development capabilities.

         Recoton has focused much of its R&D efforts on developing new and advanced audio and video products based on its 900 MHz wireless technology. Wireless products which Recoton has brought to market include a home theater speaker system, stereo headphones, amplified indoor stereo speakers, a portable weather-resistant outdoor speaker, microphones, a public address system, a computer speaker system, a combination radio frequency/infrared (RF/IR) remote control and a wireless monitoring system.

          Additional products in development include new advanced 900 MHz headphones and speakers, a wireless 2.4 GHz transmission system permitting Recoton to offer its wireless audio and video products on a worldwide basis, and a spread-spectrum transmission system for wireless audio and video that provides low-interference, longer-distance, high-end CD-quality performance for wireless audio, video and security video products. The Company is in the process of redesigning the speaker lines sold under the Jensen and Advent brands and adding models to the AR/Acoustic Research line of speakers. InterAct will begin manufacturing a line of surge protectors in the second half of 1997 which contain unique child safety features. In development are additions to InterAct's line of joysticks and controllers for use with Nintendo 64 bit consoles.

         In 1994, 1995 and 1996, Recoton's expenditures for research and development were approximately $942,000, $1,608,000 and $2,897,000 respectively, and for product and packaging design were approximately $699,000, $1,214,000 and $1,331,000 respectively. The growth in R&D expenditures is primarily reflective of the acquisition and growth of the STD business and, to a lesser degree, the growth of the speaker business through Christie Design and Recoton Audio.

PRODUCTION

         Recoton's strategy is to produce high-quality low-cost consumer electronics products for its retail and OEM customers.

         Recoton utilizes third-party manufacturers, primarily in China, Hong Kong and Taiwan, for a majority of its products or components of such products. Components for loudspeakers and certain other car audio products, however, are currently sourced in the United States from IJI Acquisition but it is anticipated that these products may also be re-sourced to Asian vendors in the future. The Company's vendors are required to produce products in accordance with strict specifications and quality control standards set by Recoton, in either finished form or as components, for assembly at Recoton's Florida or California facilities.

          Operations at Recoton's Lake Mary, Florida facilities include molding, hot stamping, bottle filling, silk screening, packaging and electronics assembly. Operations conducted at the NHT and Christie Design facilities in California include molding, packaging and home speaker assembly, as well as manufacturing of speakers sold under the NHT and AR/Acoustic Research brands and speakers for the Company's OEM customers. Operations conducted at the Heco facility in Germany include home speaker assembly.

         The Company's facilities in the People's Republic of China are used primarily to manufacture video game and computer accessories sold under the InterAct brand but are also used to manufacture other Recoton products. Recoton's in-house capabilities have been a major strength in obtaining and increasing its OEM business.

         Recoton coordinates most of its offshore sourcing for the North American market with its buying agents. These agents coordinate information flows with Recoton's suppliers, provide translation services, facilitate financing, conduct quality control inspections and oversee shipping. Recoton's high volume allows it to consolidate shipments and ship frequently, thereby obtaining preferential shipping rates and lowering costs. It has been necessary, however, from time to time to utilize more expensive air shipments in order to meet customers' time sensitive needs. Recoton's Hong Kong subsidiaries coordinate sourcing and shipping to customers located in Asia, Europe and Australia.

         Recoton generally uses standard parts and components which can be purchased from multiple sources, although in certain instances a business decision is made to source certain products from a single supplier. Recoton's wireless products are among the products currently sourced from one vendor, which in turn subcontracts component manufacturing to other sources. While the loss of any single-source vendor could have a short-term adverse impact on the manufacturing and shipping of products if inventory levels were depleted, Recoton does not believe that the loss of any single vendor would have a long-term adverse effect. Recoton's policy of maintaining substantial inventory helps to lessen the risks of off-shore manufacturing. Recoton also maintains additional inventory of long-lead-time items and continually evaluates alternative supply sources.

COMPETITION

         The consumer electronics market is highly fragmented and subject to intense competition. Recoton's competitors include (i) various companies which offer broad lines of consumer electronics products; (ii) other companies which offer certain product lines; and (iii) manufacturers of brand name consumer electronics hardware. Specific competitors include Zenith, Philips, Thomson/RCA and Sony with respect to various accessories; Bose, Boston Acoustics, Infinity, JBL and Polk with respect to home speakers; and Kenwood, Panasonic, Pioneer and Sony with respect to automotive aftermarket audio products. Certain of Recoton's existing or potential competitors have greater financial, technical, marketing or manufacturing resources and may develop new products that are superior to those of Recoton.

         Recoton competes primarily on the basis of product variety and quality, customer service and support, product reliability, company and brand name reputation, ability to meet customer delivery needs, price, product features and the proprietary nature of certain products. Recoton believes that it competes favorably with respect to these factors.

TRADEMARKS AND PATENTS

         Recoton believes that it has established a high level of brand name recognition with its retailers and their customers. Recoton sells products under the Advent(R), Ambico(R), Ampersand(TM), AR(R)/Acoustic Research(R), Calibron(R), Discwasher(R), InterAct(TM), Jensen(R), NHT(R) (Now Hear This), Parsec(R), PhaseLinear(R), Recoton(R), Rembrandt(R), Sole Control(R), SoundQuest(TM) and STD(R) brand names, among others . It also sells products overseas under the Heco(TM), Magnat(TM), MacAudio(TM) and Ross(TM) names, among others, in addition to sales under certain brand names used in the United States. Recoton also has over 50 additional United States registered trademarks for a variety of its individual products, as well as similar or additional marks overseas. As a result of its own product development, recent acquisitions and exclusive licenses, Recoton has over 25 United States patents, including patents on its 900 MHz wireless products, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, video synchronizing separator, cassette head demagnetizer, cassette head cleaner, antennas and an adapter to eliminate tangles in coiled telephone cords.

         Recoton licenses certain of its proprietary rights for use in products manufactured by others. Recoton on occasion receives communications from others asserting that certain of Recoton's products may be covered by such parties' patent or intellectual property rights. Recoton believes that its products do not infringe on the intellectual property rights of any third parties.

EMPLOYEES

         At December 31, 1996, Recoton had approximately 2,500 employees worldwide, of which approximately 1,130 reside in the United States or Canada, approximately 1,250 reside in Hong Kong, the People's Republic of China or Japan and approximately 120 reside in Germany, Italy or England. The number of employees in the People's Republic of China fluctuates significantly on a seasonal basis. Of such U.S. or Canadian employees, approximately 95 were engaged in sales and marketing, 30 in engineering, research and development, 775 in operations, manufacturing and warehousing and 230 in management, support services and administration. Approximately 600 employees at Recoton's Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which runs through August 3, 1999. Recoton considers its employee relations to be good.

DIRECTORS AND EXECUTIVE OFFICERS OF RECOTON

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of December 31, 1996:

NAME                            AGE     POSITION

Robert L. Borchardt             59       Director; President, Co-Chairman
                                         of the Board, Chief
                                         Executive Officer
Herbert H. Borchardt            90       Director; Co-Chairman of the
                                         Board
Stuart Mont                     56       Director; Chief Operating Officer,
                                         Chief Financial Officer,
                                         Executive Vice President-Operations,
                                         Secretary
Peter Wish                      61       Director; Executive Vice
                                         President-Administration
Peter E. Dayton                 60       Senior Vice President-National
                                         Sales
Terrence O'Flynn                52       Senior Vice President-OEM Sales
Dennis Wherry                   52       Senior Vice President-Operations
Craig W. Dykes                  38       Vice President-Information Systems
Peter M. Ildau                  59       Vice President-Corporate
                                         Communications
Joseph H. Massot                52       Director; Vice President,
                                         Treasurer, Principal Accounting
                                         Officer, Assistant Secretary
William T. McGreevy             53       Vice President-Engineering
Richard D. Miller               35       Vice President-Compliance
Kevin J. Murphy                 46       Vice President-Marketing
Robert G. Shaw                  56       Director; Vice President; President of
                                         Recoton Audio Corporation
George Calvi                    46       Director
Paul Feffer                     75       Director
Irwin S. Friedman               63       Director
Joseph M. Idy                   56       Director
Ronald E. McPherson             67       Director

         Robert L. Borchardt has served as a director of Recoton since 1964, as President since 1976, as Co-Chairman since 1992, as Co-Chief Executive Officer from 1992 until 1996 and as Chief Executive Officer since 1996. He was a Vice President from 1964 until 1969, Executive Vice President from 1969 until 1976 and Treasurer from 1969 until 1975. He started working for the Company in 1961. He is Chairman of the Board of Directors and on the Executive Board of the Consumer Electronic Manufacturing Association (CEMA), a division of the Electronics Industries Association, is on the Board of Governors of the Electronic Industries Association and is a trustee of the Electronics Industries Foundation. Robert Borchardt is Herbert Borchardt's son.

         Herbert H. Borchardt has served as a director of Recoton since 1945 and as Co-Chairman since 1992 and as Co-Chief Executive Officer from 1992 until 1996. He served as Executive Vice President from 1945 until 1952, as President from 1952 until 1976 and as Chairman from 1976 until 1992.

         Stuart Mont has served as a director of Recoton since 1975 and as Chief Operating Officer since December 1993. He has also served as Chief Financial Officer since June 1992, as Secretary since February 1989 and as Executive Vice President-Operations since 1992. He served as a Vice President from 1978 until February 1989, as Treasurer from 1975 until 1989 and as Senior Vice President from February 1989 until 1992. He was elected President of Recoton Canada Ltd. in 1992.

         Peter Wish has served as a director of Recoton since 1969 and as Executive Vice President-Administration since 1992. He served as Vice President from 1969 until 1976 and as Executive Vice President from 1976 until 1992.

         Peter E. Dayton has served as Senior Vice President-National Sales since December 1993. He served as Vice President-Sales from 1989 until 1993, as National Sales Manager from January 1987 to 1989 and as National Account Sales Manager from 1982 until 1987.

         Terrence O'Flynn has served as Senior Vice President-OEM Sales since June 1996. He was Senior Vice President-Marketing from June 1994 until June 1996. Prior thereto, he was Director of Marketing of the Ladies Professional Golf Association from 1993 to 1996, President and a member of the Board of Directors of Mitsubishi Electronics America - Consumer Products Group from 1990 to 1993 and, prior thereto, Executive Vice President of Mitsubishi Electronics America - Consumer Products Group.

         Dennis Wherry has served as Senior Vice President-Operations since December 1993. He served as Senior Vice President-Operations of the Calibron Division from 1991 until December 1993. He was President of Calibron, Inc. from 1985 until its assets were acquired by the Company in 1989. Between 1989 and 1991, he was an employee of the Company responsible for Florida operations.

         Craig W. Dykes has served as Vice President-Information Systems since January 1991. He served as Assistant Vice President from 1989 until 1991 and as Director of Information Systems from 1987 until 1989. He was elected a Vice President of Recoton Canada Ltd. in 1994.

         Peter M. Ildau has served as Vice President-Corporate Communications since December 1993. Between December 1991 and December 1993 he was Vice President-Advertising and from October 1990 until December 1991 he was Director of Marketing.

         Joseph H. Massot has served as a director of Recoton since 1985, as Principal Accounting Officer, Vice President and Treasurer since 1989 and as Assistant Secretary since 1983. He served as Recoton's Controller and Assistant Treasurer from 1978 until 1989.

         William T. McGreevy has served as Vice President-Engineering since December 1991. From September 1989 to December 1991 he was Director of Engineering.

          Richard D. Miller has served as Vice President-Compliance since December 1995. From January 1995 until December 1995 he was Recoton's Compliance Officer. Prior thereto, he was a Trade Specialist (April 1992-January 1995) and Import Specialist (January 1989-April 1992) with the U.S. Customs Service.

     Kevin J. Murphy has served as Vice President-Marketing since June 1996. He was Vice President-Purchasing for January 1991 until June 1996. He served as Director of Purchasing from 1988 until 1991, as Assistant Vice President from February 1989 until 1991 and as Regional Sales Manager from 1980 until 1988.

         Robert G. Shaw has served as a director of Recoton and a Vice President of Recoton since August 1996. He has been President and a director of Jensen/RAC since 1984 and was Chairman of the Board of Jensen from 1984 until August 1996, when Jensen was acquired by Recoton. RAC was acquired by the Company in August 1996. He has been President, a Director and the sole stockholder of International Jensen Incorporated (f/k/a IJI Acquisition Corp.) since January 1996. RAC sold its original equipment manufacturing business to IJI at the time of RAC's acquisition by the Company. Mr. Shaw is also a director of Gibraltar Packaging Group, Inc., a manufacturer and marketer of printed paperboard packaging, and a trustee of Beloit College.

         George Calvi has served as a director of Recoton since 1984. He was Executive Vice President-Sales and Marketing of the Company from 1992 until 1996, Senior Vice President- Sales and Marketing from 1988 until 1992 and Vice President from 1978 until 1988.

         Paul Feffer has served as a director of Recoton since June 1996. He has been Chairman of Feffer Consulting Co., Inc., an international media consulting firm, since 1991 and a consultant to Merck & Company's publishing division. He founded Feffer and Simons Inc. in 1955, which was sold to Doubleday & Co. in 1962 (where he remained as President of the subsidiary Feffer and Simons until 1986) and was Chairman of Baker & Taylor International, a subsidiary of W. R. Grace & Co., from 1987 until 1991. Feffer & Simons and Baker & Taylor specialized in international publishing and book and magazine distribution and development of overseas markets for U.S. publishers.

         Irwin S. Friedman has served as a director of Recoton since 1982. He has been President, Chief Executive Officer and principal shareholder of I. Friedman Equities, Inc., a corporate financial consulting firm, for more than five years.

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

ITEM 2.  PROPERTIES.

          U.S.A. Recoton's principal domestic manufacturing, assembling, packaging, product research and development, warehousing and distribution operations are located in Lake Mary, Florida, a suburb of Orlando. The Lake Mary complex, owned by the Company, consists of two buildings totaling approximately 445,000 square feet situated on two near-by parcels aggregating approximately 43 acres, and includes state-of-the art office, warehouse, manufacturing and distribution facilities. The Company plans to erect an additional 318,000 square foot warehouse facility on its Lake Mary property at an estimated cost of approximately $5 million. The Company currently leases sales and corporate office space in New York City, New York; warehouse facilities in Maitland, Florida; sales offices in Ft. Lauderdale, Florida; sales office and warehouse facilities in Baltimore, Maryland; offices near Lake Tahoe, Nevada; administration, sales, R&D, engineering and distribution facilities near Chicago, Illinois (two separate facilities); manufacturing, warehouse and office facilities near Los Angeles, California; assembly, warehouse and office facilities near San Francisco, California (two separate facilities); and sales offices in San Francisco, California.

         Canada, Europe and Far East. Canadian offices and warehouse facilities are located in Ontario, Canada. German distribution and office facilities are near Cologne. Italian office facilities are near Bologna and Milan. United Kingdom office facilities are near Bolton and Manchester. Hong Kong facilities include one leased office facility and a paid-up ground lease for offices. Certain manufacturing facilities in the People's Republic of China are owned by the Company and others are leased. All foreign facilities, other than certain manufacturing facilities in the People's Republic of China, are leased.


 ITEM 3.  LEGAL PROCEEDINGS.

         Customs Investigation. In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property (primarily compact disc cleaners and universal television remote controls) and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant. The government's investigation of possible criminal and civil issues remains pending. It appears that the issues in the investigation may relate to country of origin marking requirements, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents and importation of merchandise subject to textile quotas. An administrative proceeding has been commenced by the Customs Service under
Section 596 of the Tariff Act (19 U.S.C. Section 1595a) to determine the disposition of the seized merchandise. Recoton's management is unable to predict what claims, if any, might be asserted against Recoton as a result of the investigation or the financial impact of any such claim on Recoton.

          Litigation Regarding Jensen. Two separate actions were commenced in 1996 against Recoton and others in the courts of the state of Delaware in connection with the merger with Jensen: In Re International Jensen Incorporated Shareholders Litigation (Chancery Court, Delaware, Civil Action No. 14992) and Emerson Radio Corp. v. Recoton Audio Corporation, Robert G. Shaw, David G. Chandler, Robert H. Jenkins, Norman H. McMillan, William Blair Leveraged Capital Fund, L.P, RC Acquisition Sub, Inc., IJI Acquisition Corp. and Recoton Corporation (Chancery Court, Delaware, Civil Action No. 15130NC). A separate case was commenced in the Federal District Court in Chicago, Illinois by Jensen against Emerson Radio Corporation (Emerson), a competing suitor for Jensen, in which Emerson has asserted claims against the Company, International Jensen Incorporated v. Emerson Radio Corp. and Eugene Davis (U.S. District Court, Northern District of Illinois, Eastern Division, No. 96C 2816), and another case was commenced in such court by Recoton against Emerson, Recoton Corporation v. Emerson Radio Corporation (U.S. District Court, Northern District of Illinois, Eastern Division, No. 96 C 9602).

         The claim by Emerson in the Delaware action was dismissed on motion by Emerson, without prejudice, on March 7, 1997. The Company understands that the stockholders litigation will be withdrawn, subject only to a claim by the plaintiffs' counsel for fees and expenses. The two Illinois cases are currently on hold pending resolution of settlment discussions between the parties. The following is a summary of the history of these four cases.

         STOCKHOLDER SUITS. On May 9, 1996, Randi Marcus filed an action in the Court of Chancery of the State of Delaware against Jensen, its directors, Recoton, RC Acquisition Sub Inc. (RC Acquisition), IJI Acquisition Corp. (IJI Acquisition), William Blair & Company and WBLCF seeking to enjoin the Jensen merger. The complaint alleged (i) that Jensen's directors and affiliates of some of the directors had breached their fiduciary duty by taking various actions, including approving and continuing to pursue the sale of the original equipment manufacturing business of Jensen to Robert Shaw, refusing to pursue the allegedly higher priced proposal from Emerson Radio Corp. (Emerson) and imposing allegedly inappropriate asset lockups and termination fees; (ii) that Recoton and the other defendants had aided and abetted the alleged breaches of fiduciary duty; and (iii) that various agreements of Jensen with Recoton and others (including the termination fee provisions of the Merger Agreement, a license/option agreement between Jensen and Recoton regarding the Jensen trademarks Acoustic Research and AR, an agreement between Recoton and Robert Shaw pursuant to which Recoton would receive certain proceeds if Mr. Shaw sold his shares of Jensen stock under certain circumstances and a stock option and voting agreement with WBLCF relating to stock of Jensen (the Stock Option and Voting Agreement) were invalid as a matter of Delaware law. The plaintiff requested temporary and permanent injunctive and declaratory relief, rescission of various agreements, such other equitable or damage relief as the court found proper and an award of attorneys' fees and expenses.

         On May 20, 1996, a second stockholder of Jensen, Harbor Finance Partners, filed a purported class action in the Court of Chancery of the State of Delaware against Jensen, its directors, Recoton and RC Acquisition, seeking to enjoin the merger, alleging claims similar to those asserted in the Marcus action, and seeking similar legal and equitable relief. On July 3, 1996, the stockholder cases were consolidated into a single action, and an amended consolidated stockholder complaint was filed. On July 16, 1996, the Delaware court denied the plaintiffs' motion for an order to expedite discovery and to schedule a hearing on the plaintiffs' application for a preliminary injunction to enjoin the merger, determining that the merger would not result in irreparable harm to the plaintiffs because any alleged wrongful conduct could be adequately remedied by a money damages award. By Memorandum Opinion dated August 20, 1996, the Delaware Chancery Court denied in its entirety the motion for a preliminary injunction made by the plaintiffs and Emerson, which sought to enjoin the special meeting of the stockholders of Jensen scheduled to take place on August 28, 1996 to vote on the merger. As stated in a status report submitted by counsel to plaintiffs on or about February 27, 1997, the plaintiffs expect to file a motion to dismiss the case, approve notice to the class and apply for attorneys fees.

         EMERSON SUIT. On July 30, 1996, Emerson filed an action in the Court of Chancery of the State of Delaware against Jensen, its directors, WBLCF, IJI Acquisition, Recoton and RC Acquisition, seeking to enjoin the merger and the sale of Jensen's OEM business. The complaint alleged (i) that Jensen and its directors failed to act in good faith to negotiate with Emerson, rejecting allegedly superior offers from Emerson and failing to act reasonably in order to obtain the best price in the sale of Jensen; (ii) that the defendants deliberately interfered with the prospective business relationship between Emerson and Jensen; and (iii) that Recoton and WBLCF aided and abetted the alleged breaches of fiduciary duty by Jensen's Board of Directors. Emerson sought preliminary and permanent injunctive and declaratory relief, the awarding of compensatory damages against the defendants and such other and further relief as the court finds proper. As noted above, Emerson's motion for a preliminary injunction enjoining the August 28, 1996 meeting to vote on the merger was denied. Emerson filed a notice of dismissal of its case without prejudice on March 7, 1997.

         ILLINOIS LITIGATION. On May 10, 1996, Jensen filed an action in the Federal District Court in Chicago, Illinois against Emerson and its President for violations of proxy solicitation rules and for breach of a confidentiality agreement with Jensen. On May 20, 1996, Emerson filed a counterclaim in this action alleging that Jensen and Robert Shaw fraudulently induced Emerson to enter into the confidentiality agreement and failed to negotiate with Emerson in good faith. Emerson requested rescission of the Confidentiality Agreement and such other equitable or damage relief as the court found proper and an award of attorneys' fees and expenses. On July 2, 1996, Emerson filed an amended counterclaim and third party complaint in the Chicago Federal District Court making allegations similar to those in its original counterclaim and additional claims that Jensen and Mr. Shaw continued to mislead Emerson and negotiate in bad faith, with Recoton and WBLCF added as alleged co-conspirators with respect to such continuing conduct. WBLCF was later dismissed as a third-party defendant without prejudice. On August 8, 1996, Emerson amended its counterclaims and third party complaint to add claims against Jensen for alleged violation of
Section 14(a) of the Securities Exchange Act of 1934 and moved for a temporary restraining order and preliminary injunction enjoining Jensen from proceeding with the August 28, 1996 special meeting of stockholders called to vote on the merger; utilizing at the special meeting any proxies allegedly improperly solicited; and enforcing the confidentiality agreement against Emerson.

         By Memorandum Opinion dated August 26, 1996, the District Court abstained from considering Emerson's motion for a temporary restraining order and a preliminary injunction in light of the proceedings in the Delaware Chancery Court. On October 22, 1996, Emerson moved for leave to supplement its counterclaim and third-party complaint to include an additional counterclaim against Jensen (which had changed its name to Recoton Audio Corporation) for breach of contract. By Summons and Complaint of that same date, Recoton commenced an action against Emerson in the Chicago District Court for Emerson's bad faith interference in Recoton's acquisition of Jensen.

     On or about November 18, 1996, Recoton and RAC moved to dismiss the claims brought against them by Emerson, and Emerson moved to dismiss the complaints filed against it by RAC and Recoton. The Court ruled on such motions on January 23, 1997 by denying Emerson's motion to dismiss RAC's complaint; granting Recoton's and RAC's motions to dismiss Emerson's Second Amended Counterclaims and Third-Party Complaint on procedural grounds, without prejudice to Emerson re-filing an amended pleading; and requiring that Recoton and Emerson address the choice of law issue with respect to Emerson's motion to dismiss Recoton's complaint. On February 13, 1997, Emerson filed its Third Amended Counterclaims and Third Party Complaint against RAC, Mr. Shaw and Recoton, alleging claims of breach of contract against Jensen, fraudulent inducement against Jensen and Mr. Shaw, and tortuous interference against Recoton. On March 14, 1997, Recoton and RAC moved to dismiss Emerson's Third Amended Counterclaims and Third Party Complaint and Recoton filed its response to Emerson's motion to dismiss Recoton's complaint, addressing the choice of law issues as required by the Court. This court has placed these cases on hold pending resolution of current settlement discussions between the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.




         The Company's Common Stock is traded on the Nasdaq Stock Market National Market System under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Shares as reported on the Nasdaq Stock Market (adjusted for stock dividends) since January 1, 1995:

QUARTER ENDED                                         HIGH              LOW

1995
         March 31..............................       $19.50           $14.00
         June 30...............................        22.50            13.50
         September 30..........................        29.00            18.00
         December 31...........................        28.00            15.75

1996
         March 31..............................       $22.50           $16.50
         June 30...............................        21.25            16.50
         September 30..........................        18.25            14.25
         December 31...........................        17.00            13.00

1997
         March 31 (through March 21, 1997)            $17.125          $13.25

         On March 21, 1997, the last reported sale price for the Company's Common Shares on the Nasdaq Stock Market was $13.50 per share. As of March 21, 1997, there were 413 record holders of the Common Shares.

         The Company has never paid cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future. The Company's policy has been to retain all available earnings for the development and growth of its business. Pursuant to the Adjustable Rate Senior Notes due January 6, 2007 (the Senior Notes), the Company may not pay dividends in cash or property unless the aggregate of all dividends, plus other restricted payments (as defined) and basket investments (as defined) does not exceed $5 million plus 50% (or minus 100% in the case of a loss) of consolidated net income for the period commencing on January 1, 1997 and ending on and including the last day of the fiscal quarter of the Company most recently ended as of the date such basket investment is made or such dividend or other restricted payment is declared or made; and the Company is not in default under such Senior Notes. In deciding whether to pay dividends in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and capital expenditure requirements.

         The Company did not sell any equity securities during fiscal 1996 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1996 are derived from the consolidated financial statements of Recoton Corporation and its subsidiaries, which financial statements have been audited by Cornick, Garber & Sandler, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended December 31, 1996 appears in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                    YEAR ENDED DECEMBER 31,

                                                       1992         1993         1994        1995         1996
                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
 Net sales........................................  $76,682     $121,364     $163,973    $212,677      $331,700
 Cost of sales....................................   44,680       72,607       97,317     129,981       206,715
                                                     ------      -------      -------    --------      --------
    Gross profit..................................   32,002       48,757       66,656      82,696       124,985
 Selling, general and administrative expenses        24,922       36,290       49,454      62,747       109,194
                                                    -------      -------      -------    --------       --------
                                                      7,080       12,467       17,202      19,949        15,791

 Interest expense.................................      768        1,106          608         793         4,946
 Reversal of estimated cost of patent litigation       (490)       ---            ---        ---            ---
 Provision for consolidation of facilities              565        ---            ---        ---            ---
 Net investment income ...........................     (101)         (11)        (479)       (569)        (271)
                                                       -----      -------      -------    -------  ------------

 Income before income taxes ......................    6,338       11,372       17,073      19,725        11,116
 Income tax provision.............................    2,675        4,050        5,269       4,672         2,736
                                                      -----       ------       ------     -------   -----------

     Net income...................................   $3,663       $7,322      $11,804     $15,053        $8,380
                                                     ======       ======      =======     =======    ==========

 Net income per share (1).........................    $0.48        $0.86        $1.12       $1.31         $0.72
                                                      =====        =====        =====       =====         =====

 Weighted average number of common and common
  share equivalents outstanding (2)                   8,093        8,539       10,572       11,466       11,640
                                                      =====       =====       =======       ======       ======



                                                                          DECEMBER 31,

                                                       1992         1993         1994        1995         1996
                                                       ----         ----         ----        ----         ----
                                                                      (In thousands)
BALANCE SHEET DATA:

 Working capital..................................   $20,101      $30,454    $ 83,223    $ 96,402      $158,807
 Total assets.....................................    59,811       75,439     118,764     185,054       334,733
 Short-term debt, including current portion of
  long-term debt..................................    14,952       22,101         863      18,307        51,628
 Long-term debt...................................     2,317        6,083       5,221      20,511       101,753
 Stockholders' equity.............................    30,191       37,839      96,634     119,397       128,474
---------------

     (1) Represents net income per share on a fully diluted basis. On a primary basis, net income per share was $.58, $.86, $1.12, $1.32 and $.72 for 1992, 1993, 1994, 1995 and 1996 respectively.

     (2) As adjusted to give effect to share distributions effected in the form of stock dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

         The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                               YEAR ENDED DECEMBER 31,

                                                           1992       1993         1994       1995      1996
                                                           ----       ----         ----       ----      ----
Net sales.....................................            100.0%      100.0%      100.0%     100.0%     100.0%
Cost of sales.................................              58.3        59.8        59.3       61.1      62.3
                                                          ------      ------      ------     ------     -----
 Gross profit.................................              41.7        40.2        40.7       38.9      37.7
Selling, general and administrative expenses                32.5        29.9        30.2       29.5      32.9
                                                          ------       ------      ------    ------     -----
                                                             9.2        10.3        10.5        9.4       4.8
Interest expense..............................               1.0         0.9         0.4        0.4       1.5
Reversal of estimated cost of patent litigation             (0.6)        --          --          --        --
Provision for consolidation of facilities                    0.6         --          --          --        --
Investment income (net).......................              (0.1)        --         (0.3)      (0.3)       --
                                                             -----     ------     ------       ------   -----
Income before income taxes                                   8.3         9.4        10.4        9.3       3.3
Income tax provision..........................               3.5         3.4         3.2        2.2       0.8
                                                          -------     -------      -------     -------  -----
 Net income...................................               4.8%        6.0%        7.2%       7.1%      2.5%
                                                          ========     ========     ======     =======  ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

          Net sales increased from 1995 to 1996 by $119.0 million or 55.9%, to $331.7 million. The sales increase is primarily attributable to sales of the speaker and related product lines which were procured with the acquisition of the branded product lines of International Jensen Incorporated (now known as Recoton Audio Corporation, or RAC) in late August 1996 and to a full year's sales of the InterAct and STD video game and multi-media product lines acquired in September 1995. RAC's net sales were $64.6 million from the date of acquisition, while InterAct/STD's net sales in 1996 were $79.6 million, an increase of $55.0 million over the 4-month period of 1995.

         Gross profit increased from 1995 to 1996 by $42.3 million to $125.0 million, but decreased as a percentage of net sales from 38.9% in 1995 to 37.7% in 1996. The dollar increase resulted from increased sales, of which RAC, InterAct and STD were the primary contributors. The decrease in gross profit percentage in 1996 was primarily attributable to the following factors: lower than anticipated gross margins on the Company's speaker products sold by Christie Design Corporation and RAC; a change in product mix; aggressive pricing aimed at expanding the Company's market share in a soft consumer electronics sales environment; and increased airfreight charges due to strong demand for new video game products.

         Selling, general and administrative expenses increased in 1996 by $46.4 million to $109.2 million, and increased as a percentage of net sales from 29.5% in 1995 to 32.9% in 1996. The major portions of the dollar increase were attributable to the acquired RAC operations and also the inclusion of STD operations for all of 1996. The percentage increase was primarily attributable to several factors including the continuing earnout expenses related to the acquisition of STD; higher market development expenses; the costs of Christie Design Corporation (a subsidiary engaged in the design and marketing of audio products which began shipments in the first quarter of 1996); increased research and development expenses; and higher costs related to the expanded Lake Mary, Florida facility. As the consolidation of the RAC operations into the Florida facility occurs in the latter half of 1997, certain duplicate selling, general and administrative expenses which occurred in 1996 should be eliminated.

         Interest expense increased by approximately $4.2 million to $4.9 million during 1996. The increase is primarily attributable to the increased debt associated with the acquisition and operations of RAC (acquired in August
1996), the acquisition of STD (acquired in September 1995), and the financing of the Company's new Lake Mary, Florida warehouse facility. Interest expense is expected to increase in 1997 as the debt for RAC is carried for a full year.

         The effective income tax rate increased to 24.6% of pre-tax income in 1996 from 23.7% in 1995. This increase is due principally to a higher proportion of income earned in Europe which is taxed at effective rates equal to or higher than the U.S., but partially offset by the income earned by the Company's subsidiaries in Hong Kong and China, which are taxed at a maximum rate of 16.5%. The effective income tax rate for the year ended December 31, 1996 may not be indicative of the effective income tax rate for the year ending December 31, 1997 or thereafter because of changes in the proportion of domestic and foreign taxable income which might occur.

         Income per share of $0.72 in 1996 on both a primary and fully-diluted basis was based on 11,638,000 (11,640,000 on a fully-diluted basis) shares as compared with $1.32 on a primary basis and $1.31 on a fully diluted basis based on 11,402,000 (11,466,000 on a fully diluted basis) shares, for 1995.

     The adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996 had no effect on the Company's operations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," also became effective January 1, 1996. The Company has decided to continue accounting for employee stock-based compensation under APB 25 rules, as permitted under SFAS No. 123, and has disclosed in the footnotes to its annual financial statement for the year ended December 31, 1996 the pro forma effect on net income and income per share as if it had adopted the new standard's alternative accounting treatment.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

         Net sales increased from 1994 to 1995 by $48.7 million or 29.7%, to $212.7 million. The sales increase is attributable to sales of the Interact, Performance and STD brands (1995 sales were $24.6 million) which were acquired by the Company in September 1995 through the acquisition of STD Holding Limited
(STD), strong sales of the Company's OEM product lines, increased international sales by the Company's Hong Kong marketing and Canadian subsidiaries, the continued growth of the Company's 900 MHz wireless audio and video line and the introduction of new products, including computer and cellular phone accessories.

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

                         LIQUIDITY AND CAPITAL RESOURCES

          In August 1996, the Company entered into a multibank $120 million bridge facility, which was subsequently increased to $135 million, to accommodate the acquisition of RAC and to finance the Company's on-going operations. In January 1997, the Company completed a $75 million private placement of 10 year senior notes, the proceeds of which were utilized to reduce the bridge facility, which facility was then converted and increased to a four-year $15 million term loan and a three-year $50 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of RAC indebtedness assumed on its acquisition. At December 31, 1996, outstanding borrowings and letters of credit under the bridge loan were approximately $134.8 million, of which $90 million has been classified as long term debt.

         At December 31, 1996, the Company had working capital of approximately $158.8 million as compared to approximately $96.4 million at December 31, 1995. The Company's ratio of current assets to current liabilities, however, was 2.6 to 1 at December 31, 1996 as compared with 3.2 to 1 at December 31, 1995. The August 1996 acquisition of RAC brought about a major change in the components of the Company's working capital, and its ratio, and is the primary reason for the $62.4 million net increase in working capital. Trade receivables of RAC accounted for approximately $40.2 million of the $46.3 million net increase in overall receivables. Similarly, inventories increased approximately $40.5 million, with RAC accounting for approximately $33.3 million of that increase; the balance of the increase was due to projected increases in sales volume. Additionally, short-term bank loans and the current portion of long- term debt as a whole increased approximately $33.3 million as a result of financing the acquisition and operations of RAC and its subsidiaries. Accounts payable and accrued expenses increased approximately $23.9 million, with RAC accounting for approximately $12.7 million; the balance was necessary to support the increase in inventory.

         In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for $.7 million; no shares were repurchased in 1996. In June 1996, the Board of Directors authorized under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's new loan agreements.

         In April 1995, Recoton formed Christie Design Corporation, then located in (Chatsworth) California. This wholly-owned subsidiary, which develops and markets speaker products, commenced manufacturing and shipments in March 1996. Through December 31, 1996, the Company has expended approximately $3.7 million of start-up and capital costs for this subsidiary.

         In September 1995, Recoton acquired STD, a Hong Kong-based international manufacturer and marketer of multimedia and computer accessories, including video game joysticks, controllers and accessories and computer speakers sold under the InterAct and STD brand names. STD's operations are in Hong Kong, the People's Republic of China and Maryland (U.S.A.). The total cost of the purchase of $22.7 million was paid through a combination of cash and 406,092 Recoton Common Shares (valued at $8.3 million). In connection with the acquisition the Company assumed notes and loans payable of approximately $6.1 million. The cash portion of the purchase price was initially borrowed under existing bank lines of credit. In December 1995, the Company obtained a five-year bank term loan to replace these borrowings.

         In August 1996, Recoton acquired the branded product lines of RAC (then known as International Jensen Incorporated), a leading marketer of home and automotive loudspeakers and automotive electronics, for a total cost of approximately $60.2 million, which includes closing costs and estimated consolidation costs. In connection with the acquisition, Recoton assumed approximately $34 million in notes and loans payable. The transaction occurred by merger with a Recoton subsidiary, after the sale of Jensen's original equipment manufacturing business to a third party.

         In December 1996, the Company through a German subsidiary, acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany), for a cost of approximately $1.3 million. Heco is a leading brand of home speakers in Germany.

         In February 1997, Recoton acquired the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $285,000 and assumed certain outstanding debt of approximately $2.9 million. Tambalan markets headphones and other consumer electronic products in the United Kingdom and other European countries under the trade name Ross Consumer Products. Tambalan is located in England and also has a branch operation in Hong Kong.

         The Company has plans to erect a 318,000 square foot building on its Lake Mary, Florida property. The estimated cost of the building construction is approximately $5 million.

          To date foreign currency fluctuations have not materially affected the Company's results of operations. The Company believes there is currently a limited exposure to loss due to foreign currency risks in its Asian subsidiaries. The Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.73 to US $1.00. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. However, as a result of the RAC, Heco, and Tambalan acquisitions, the Company's newly acquired operations in Western Europe will be exposed to any future variations in foreign exchange rates. If there is any material adverse change in the relationship between the European and Canadian currencies with the United States dollar, such change would adversely affect the results of the Company's European and Canadian operations, as reflected in the Company's financial statements (see Note P of the Consolidated Financial Statements).

         The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(1) INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE

         Independent Auditors' Report                            F-1

         Recoton Corporation and Subsidiaries --

           Consolidated Balance Sheets as
           at December 31, 1995 and 1996                         F-2

           Consolidated Statements of Operations for
           the years ended December 31, 1994, 1995
           and 1996                                              F-3

           Consolidated Statements of Stockholders'
           Equity for the years ended December 31, 1994,
           1995 and 1996                                         F-4 to F-6

           Consolidated Statements of Cash Flows for
           the years ended December 31, 1994, 1995
           and 1996                                              F-7 to F-8

           Notes to Financial Statements                         F-9 to F-26

(a)(2)     INDEX TO FINANCIAL STATEMENT SCHEDULE

         Independent Auditor's Report on
         Supplemental Schedule                                   F-27

         Recoton Corporation and Subsidiaries --

                Schedule II   -- Valuation and
                    Qualifying Accounts                          F-28

         Other financial statement schedules have not been filed because the conditions requiring the filing do not exist or the required information is provided in the consolidated financial statements, including the notes thereto.

         The individual financial statements of the Company have been omitted because the requirements for omission have been met.

                          Independent Auditors' Report


Board of Directors
Recoton Corporation

          We have audited the accompanying consolidated balance sheets of RECOTON CORPORATION AND SUBSIDIARIES as at December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                    /S/ Cornick Garber & Sandler, LLP
                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
February 28, 1997

                      RECOTON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)



                         ASSETS                          As at December 31,
                                                         1995           1996
Current assets:
   Cash and cash equivalents                        $   12,393     $   29,130
   Accounts receivable (less allowance
    for doubtful accounts of $1,587,000 in 1995
    and $3,119,000 in 1996)                             55,019        101,278
   Inventories                                          66,484        106,987
   Prepaid, refundable and deferred income taxes                       12,182
   Prepaid expenses and other current assets             6,583          8,687

                  Total current assets                 140,479        258,264

Property and equipment (at cost, less accumulated
   depreciation and amortization)                       24,163         30,578
Trademarks and patents (less accumulated amortization)   1,589          5,509
Goodwill (less accumulated amortization)                16,391         31,251
Deferred income taxes                                    1,069          5,985
Other assets                                             1,363          3,146

                  T O T A L                           $185,054       $334,733

                                   LIABILITIES

Current liabilities:
   Bank loans and drafts payable                      $ 13,176       $ 42,945
   Current portion of long-term debt                     5,131          8,683
   Accounts payable                                     15,144         28,634
   Accrued expenses                                      7,417         17,834
   Income taxes payable                                  3,209          1,361

                  Total current liabilities             44,077         99,457

Long-term debt (less current portion above)             20,511        101,753
Other noncurrent liabilities                             1,069          5,049

                  Total liabilities                     65,657        206,259

Commitments and contingencies (Notes B, N and 0)

                              STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each - authorized
   10,000,000 shares; none issued                          --            --
Common stock - $.20 par value each - authorized
   25,000,000 shares; issued 12,296,160 shares in
   1995 and 12,597,982 shares in 1996                    2,459          2,520
Additional paid-in capital                              72,926         75,913
Retained earnings                                       48,797         57,177
Cumulative foreign translation adjustment                 (300)        (1,021)

                  Total                                123,882        134,589

Treasury stock - 1,132,770 shares in 1995 and
    1,225,067 shares in 1996, at cost                   (4,485)        (6,115)

                  Total stockholders' equity           119,397        128,474

                  T O T A L                           $185,054       $334,733

            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Year Ended December 31,
                                              1994         1995         1996

Net sales                                   $163,973    $212,677      $331,700

Cost of sales                                 97,317     129,981       206,715

Gross profit                                  66,656      82,696       124,985

Selling, general and administrative
   expenses                                   49,454      62,747       109,194
Interest expense                                 608         793         4,946
Investment income                               (479)       (569)         (271)

         T o t a l                            49,583      62,971       113,869

Income before income taxes                    17,073      19,725        11,116
Income tax provision                           5,269       4,672         2,736

NET INCOME                                  $ 11,804    $ 15,053     $   8,380

Income per share:
   Primary                                     $1.12       $1.32          $.72

   Assuming full dilution                      $1.12       $1.31          $.72

Average number of shares used in computing
  per share amounts:
   Primary                                    10,560      11,402        11,638

   Assuming full dilution                     10,572      11,466        11,640

            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                Cumulative
                                                                                 Foreign
                                                      Additional                 Currency
                                  Common      Stock    Paid-In     Retained     Translation        Treasury Stock
                                  Shares      Amount   Capital     Earnings      Adjustment      Shares       Amount

BALANCE - JANUARY 1, 1994        6,389,506   $1,278   $18,172     $21,940       $(194)           1,067,693   $3,357

Net income for the year                                            11,804
Public offering of common stock  1,740,000      348    46,183
Exercise of stock options           97,371       20       756
Repurchase of stock                                                                                  6,166      125
Share distribution in the form
   of 50% stock dividend
   (including cash paid for
   fractional shares)            3,566,321      713      (717)
Foreign currency translation
   adjustment                                                                    (187)

BALANCE - DECEMBER 31, 1994     11,793,198    2,359    64,394      33,744        (381)           1,073,859    3,482

Net income for the year                                            15,053
Exercise of stock options           96,870       19       339                                        4,649       99
Repurchases of stock                                                                                42,366      710
Stock issued for acquisition
   of STD Holding Limited          406,092       81     8,193
Stock acquired in cancellation
   of $194,000 loan receivable                                                                      11,896      194
Foreign currency translation
   adjustment                                                                      81
                                ----------    -----  --------     -------       ------           ---------    -----
BALANCE - DECEMBER 31, 1995     12,296,160    2,459    72,926      48,797        (300)           1,132,770    4,485

Net income for the year                                                         8,380
Exercise of stock options          301,822       61     2,987                                       27,297      476
Repurchases of stock                                                                                65,000    1,154
Foreign currency translation
   adjustment                                                                                         (721)

BALANCE - DECEMBER 31, 1996     12,597,982   $2,520   $75,913     $57,177     $(1,021)           1,225,067   $6,115

                                       RECOTON CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (TABULAR AMOUNTS IN THOUSANDS)


                                                                            Year Ended December 31,
INCREASE (DECREASE) IN CASH AND                                 1994                 1995               1996
    CASH EQUIVALENTS

Cash flows from operating activities:
  Net income                                                 $ 11,804              $ 15,053            $8,380

 Adjustments to reconcile results of
   operations to net cash provided by
    operating activities:
    Depreciation                                                1,677                 2,496             5,194
    Amortization of intangibles                                   765                 1,120             3,045
    Provision for losses on accounts receivable                   367                   847             1,259
    Deferred income taxes                                        (305)                 (776)             (312)
    Change in asset and liability accounts
      (net of effects of acquisitions):
       Accounts receivable                                     (7,575)              (13,242)          (12,210)
       Inventory                                              (15,896)              (14,195)           (6,039)
       Prepaid and refundable income taxes                                                             (1,242)
       Prepaid expenses and other current assets               (1,616)               (1,858)            3,305
       Other assets                                              (187)                   95              (347)
       Accounts payable and accrued expenses                    4,668                   923               586
       Income taxes payable                                     1,281                 1,114            (2,124)
       Other noncurrent liabilities                               (26)                   43             1,751

             Total adjustments                                (16,847)              (23,433)           (7,134)

             Net cash provided by (used for)
                  operating activities                         (5,043)               (8,380)            1,246

Cash flows from investing activities:
   Payments for acquisitions (net of
       cash acquired of approximately $2,340,000
       in 1995 and $3,014,000 in 1996)                         (2,994)              (12,883)          (55,909)
   Expenditures for trademarks, patents and
      intellectual property                                       (96)                 (771)             (195)
   Expenditures for property and equipment                     (4,420)              (10,561)           (7,383)

           Net cash used for investing activities              (7,510)              (24,215)          (63,487)

Cash flows from financing activities:

   Net borrowings (repayments) under credit
      agreements                                             $(20,800)              $13,193        $  (10,368)
   Net proceeds from bridge loans                                                                     129,364
   Repayments of bank loans assumed upon
      acquisition of businesses                                (1,175)               (2,273)          (36,173)
   Net proceeds from long-term bank borrowings                                       20,000
   Repayment of long-term bank borrowings                      (1,379)                 (943)           (5,206)
   Net proceeds from public offering of common
      stock                                                    46,531
   Proceeds from exercise of stock options                        134                   198             1,387
   Purchases of treasury stock                                   (125)                 (710)           (1,154)
   Income tax benefit applicable to exercise
      of stock options                                            641                    62             1,185
   Payments for fractional shares                                  (4)

           Net cash provided by
              financing activities                             23,823                29,527            79,035

Effect of foreign exchange rate changes
   on cash of foreign subsidiaries                                 17                   (14)              (57)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            11,287                (3,082)           16,737

Cash and cash equivalents - January 1                           4,188                15,475            12,393

CASH AND CASH EQUIVALENTS -
     DECEMBER 31                                              $15,475               $12,393           $29,130

Supplemental disclosures of cash paid for:
   Interest                                                   $   642               $   713           $ 4,451

   Income taxes                                               $ 3,653               $ 4,429           $ 5,686

            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          DESCRIPTION OF BUSINESS:

          The Company operates in one line of business, as a producer and marketer of a comprehensive line of consumer electronic products generally for aftermarket use. The Company's products are sold primarily to retailers and original equipment manufacturers located principally in the United States, Canada, the Far East and Europe. In addition to its domestic facilities, the Company maintains office and warehouse facilities in Asia, Canada and Western Europe and manufacturing and assembly facilities in the People's Republic of China and Germany.

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

          TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS:

          The assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year end rates of exchange. Operating accounts are translated at average rates of exchange during the year. Gains and losses on translation are reflected as a separate component of stockholders' equity on the consolidated balance sheet. Also included in the separate component of stockholders' equity are the effects of exchange rate changes on certain intercompany balances with foreign subsidiaries which are not intended to be settled on a current basis.

          CASH AND CASH EQUIVALENTS:

          Cash equivalents on the balance sheet and statement of cash flows are comprised of money market mutual funds, certificates of deposit with a maturity of three months or less and U.S. Treasury bills purchased within three months of their maturity. Due to the nature and size of the Company and the volume of its transactions, it maintains certain domestic cash accounts in excess of FDIC insured limits and cash accounts in foreign banks which are not insured by the FDIC.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          In management's opinion, the carrying value at December 31, 1996 and December 31, 1995 of the Company's financial instruments approximates their fair value because of their short maturities or, for the majority of long-term debt, because it was recently incurred.

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

          AMORTIZATION OF TRADEMARKS AND PATENTS:

          Trademarks are being amortized over terms of 5 to 40 years. Patents are being amortized over the terms of the related patent, or a shorter period, based on the estimated commercial life of the related product.

          GOODWILL:

          Goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations treated as purchases, is being charged to operations on a straight-line basis over periods of 15 to 30 years. At each balance sheet date, the Company reviews for impairment the unamortized goodwill balance from each of its acquisitions. If it appears that there has been a change in events or circumstances which indicates that the unamortized balance may not be fully recoverable, an evaluation is made using undiscounted estimated future cash flows and estimated current values of the acquired businesses or related assets, as appropriate.

          INCOME PER SHARE:

          Primary income per share is based on the weighted average number of common and, if material, common equivalent shares outstanding during each year. Fully diluted income per share is based on the weighted average number of common and common equivalent shares outstanding. The per share amounts for 1994 give effect to the stock split effected in the form of a stock dividend in that year.


NOTE B -  ACQUISITIONS:

          In January 1994, the Company purchased for approximately $450,000 certain tangible assets and proprietary rights of Infrared Research Labs, Inc., a supplier of universal remote control devices.

          In September 1994, the Company acquired from Sound Quest, Inc. selected assets relating to its automotive audio accessory product line and assumed certain liabilities at a net cost of $2.5 million. The agreement provides that an additional purchase price, not to exceed $1.2 million, is contingently payable to Sound Quest, Inc. over the five year period ending December 31, 1999 based on increases in sales of the product line (as defined) over base period sales, of which approximately $300,000 has been recorded through December 31, 1996. Goodwill of approximately $2.6 million, representing the excess of the consideration paid over the fair value of the net assets acquired, is being charged to operations over 15 years.

          In February 1995, the Company purchased, for approximately $722,000, selected assets of Ampersand (a division of Ampco Industries, Inc.). Ampersand is a manufacturer and supplier of car stereo installation accessories.

          Effective August 31, 1995, the Company acquired, in a purchase transaction, the outstanding stock of STD Holding Limited ("STD"), as well as certain net assets owned by one of STD's subsidiaries. STD is a manufacturer and marketer of video game joysticks, controllers and computer accessories. The purchase price was approximately $22.7 million, which included the issuance of 406,092 shares of the Company's common stock with a market value of approximately $8.3 million. The $13 million excess of consideration paid over the fair market value of the net assets acquired has been recorded as goodwill, which is being amortized to operations over 15 years.

          On August 28, 1996, the Company acquired for cash, in a purchase transaction, all of the outstanding stock of International Jensen Incorporated ("Jensen"). The purchase price, which was partially financed from the proceeds of a bridge loan facility, was approximately $60.2 million, which includes investment banker fees and other closing costs and approximately $3 million estimated relocation, severance and other costs to eliminate duplicate facilities and consolidate certain of Jensen's operations into the Company's Lake Mary, Florida facilities in 1997. This transaction was preceded by Jensen's sale of its original equipment manufacturing business to a member of its management.

          The $15.6 million excess of the total cost of the Jensen purchase over the fair market value of the net identifiable assets acquired has been recorded as goodwill, which is being amortized to operations over 30 years.

          The results of operations of the foregoing acquisitions are included in the accompanying financial statements from their respective dates of acquisition.

          The following presents, on an unaudited pro forma basis, the net sales, net earnings and earnings per share of the Company as if the Jensen and STD acquisitions had each occurred on January 1, 1995. The information for Jensen is based on its audited financial statements for the year ended February 28, 1996 and unaudited financial information for the period from January 1, 1996 to August 28, 1996, after eliminating its original equipment manufacturing operations and certain costs and expenses pertaining to the acquisition which are unrelated to the operations acquired. The information for STD is based on its unaudited historical information for the eight months ended August 31, 1995. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented, nor is it indicative of the expected future results of operations.

                                     In Thousands (Except Per Share Data)
                                           Year Ended December 31,
                                            1995                  1996

          Net sales                       $395,432             $437,390

          Net earnings                    $  8,250             $  1,083

          Primary earnings per share          $.71                 $.09

          In December 1996 the Company acquired for approximately $1.3 million the Heco brand of home speakers in Germany through a purchase of selected assets from the receiver in bankruptcy of Heco GmbH.

          In February 1997 the Company acquired the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $285,000, plus closing costs and the assumption of certain outstanding bank and other loans of approximately $2.9 million. Tambalan sells headphones and other consumer products in the United Kingdom and other European countries trading under the name Ross Consumer Products. It also has branch operations in Hong Kong.

          The operations of both Heco and Tambalan prior to acquisition were immaterial in relation to those of the Company.


NOTE C -  INVENTORIES:

          Inventories are summarized as follows:

                                                     (In Thousands)
                                                       December 31,
                                                  1995           1996

          Raw materials and work-in-process     $22,237        $28,778
          Finished goods                         35,132         69,170
          Merchandise in-transit                  9,115          9,039

             T O T A L                          $66,484       $106,987


NOTE D -  PROPERTY AND EQUIPMENT:

          Property and equipment are summarized as follows:

                                           (In Thousands)           Estimated
                                             December 31,          Useful Life
                                       1995          1996            (Years)

          Land                      $  3,016      $  3,281
          Buildings, leaseholds
           and improvements (1)       12,926        14,345          15 - 40
          Machinery and equipment      5,820         7,806           3 - 10
          Furniture, fixtures and
           office equipment            4,571         7,494           2 - 7
          Tools and dies               6,077         9,777           2 - 5

              Totals                  32,410        42,703

          Less accumulated depreciation
            and amortization           8,247        12,125

              Balance                $24,163       $30,578

(1)       Includes capitalized interest costs of approximately $298,000 in 1995.

NOTE E -  BANK LOANS AND DRAFTS PAYABLE:

          In August 1996, the Company entered into a multi-bank, $120 million bridge loan facility which was increased to $135 million in December 1996. At December 31, 1996, approximately $130.1 million was outstanding under this facility. On January 6, 1997, the Company sold, to institutional investors in a private placement, $75 million of ten-year senior notes, the proceeds of which were used to reduce the bridge loan facility, which was then converted to a $50 million revolving credit facility expiring in August 1999 and a four-year $15 million term loan. The $15 million term loan was used to refinance at lower rates certain debt assumed in the Jensen acquisition. The balance sheet at December 31, 1996 gives effect to these transactions and, accordingly, the $90 million aggregate of the ten-year and four-year loans has been classified as long-term debt (see Note F). The balance due under the revolving credit facility has been classified as a current liability at December 31, 1996 because the related agreement requires that borrowings be reduced to zero for one thirty-day period during each twelve months the facility is outstanding. Interest on borrowings under the revolving credit facility is payable at rates negotiated with banks at the time borrowings are made. Additionally, the banks require the maintenance of various financial ratios.

          The Company's Hong Kong subsidiaries have lines-of-credit of approximately $14 million with three overseas banks. The banks have a security interest to the extent of merchandise purchased using trust receipt loans. Short-term bank loans under the lines aggregate approximately $2.8 million at December 31, 1996.

          The weighted average interest rate on outstanding borrowings under the credit agreements at December 31, 1996 was approximately 6.8%. Outstanding letters of credit, which aggregated approximately $7.6 million at December 31, 1996, reduce the amounts available under these lines.

NOTE F -  LONG-TERM DEBT:

          Long-term debt included in the consolidated balance sheets is summarized as follows:

                                                        (In Thousands)
                                                       As at December 31,
                                                     1995              1996

          Senior ten-year notes payable (1)                        $  75,000
          Notes payable - banks (2):
            Due in monthly installments of
              $58,350 through October 1998, plus
              interest at 6.91% a year             $  1,983            1,283
            Due in quarterly installments of
              $650,155 through December 2000,
              plus interest at 7.80% a year          13,000           10,402
            Due in monthly installments of
              $116,670 through December 2000,
              plus interest at 6.60% a year           7,000            5,600
            Due in quarterly installments of
              $937,500 through January 2001,
              plus interest which varies
              with changes in certain of the
              Company's financial ratios and
              changes in the LIBOR rate
              (approximately 6.4% at December
              31, 1996)                                               15,000
            Mortgages collateralized by certain land
              and building in Lake Mary, Florida
              payable in monthly installments of
              $36,368 to June 2001 with a final
              installment aggregating approximately
              $2 million due in July 2001.  The
              payments include interest at 7.99%
              to 8.40% a year                         3,238            3,061

          Other debt                                    421               90

          Total long-term debt                       25,642          110,436
          Less current portion                        5,131            8,683

          Noncurrent portion                        $20,511         $101,753

       1) In January 1997, the Company sold in a private placement to institutional investors $75 million of adjustable rate senior notes, the proceeds of which were used to partially repay certain bank loans outstanding at December 31, 1996 (see Note E). The notes are payable in equal annual principal installments of $10,714,286 beginning in January 2001. Interest is payable quarterly at 8.12% a year, subject to a retroactive adjustment to 8.75% a year based on the measurement of certain financial ratios at September 30, 1997 and December 31, 1997. The note agreement provides for, among other things, the maintenance of various specified financial ratios and minimum tangible net worth requirements (as defined), contains limitations and restrictions on additional borrowings, the payment of dividends, repurchases of the Company's common stock, engaging in business not directly related to the consumer electronics industry, investments, mergers and sales of the Company's assets, other than in the ordinary course of business (as defined).

          The agreement also provides, under certain circumstances, for the acceleration of the payment of all or a portion of the notes in the event of a sale of the Company's assets (as defined) or in the event the Company should request a waiver of the restrictions on mergers or consolidations with other entities.

       2) The bank loan agreements contain covenants and restrictions similar to, but generally less restrictive than, the senior notes payable.

          The noncurrent portion of long-term debt at December 31, 1996 is payable as follows:

             Year ending December 31:                         (In Thousands)
               1998                                             $    8,578
               1999                                                  7,991
               2000                                                  7,997
               2001                                                 12,901
               Subsequent to December 31, 2001                      64,286

                      T O T A L                                   $101,753


NOTE G -  STOCKHOLDERS' EQUITY:

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

          In April 1994, the Company completed a public offering of 1,740,000 shares of common stock, which resulted in net proceeds to the Company of $46.5 million. The $46.2 million excess of the net proceeds over the par value of the shares issued was credited to additional paid-in capital.

          In July 1994 the Company effected a three-for-two stock split in the form of a 50% stock dividend and issued 3,566,321 common shares in connection therewith. Since the par value per share of the common stock did not change, the aggregate par value of the shares issued was transferred to the common stock account from additional paid-in capital.

          In August 1994 the Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock. In 1994, a total of 6,166 shares were repurchased for approximately $125,000 and in 1995, an additional 42,366 shares were repurchased for approximately $710,000. Future repurchases of shares may be limited under the terms of the Company's loan agreements (see Note F).

          In August 1995, the Company issued 406,092 shares of common stock in connection with the purchase of STD (see Note B).

          In October 1995, the Company adopted a shareholders' rights plan. The plan becomes operative in certain events involving the acquisition of 20% or more of the Company's common stock or the commencement of a tender or exchange offer by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board at a redemption price of $0.01 per right, entitles its holder to purchase for $100 an amount of common stock of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. 250,000 shares of Series A Junior Participating Preferred Shares have been reserved in connection with the rights plan.

          In connection with the exercise of incentive stock options, in 1995, 51,602 shares of common stock were issued in exchange for 4,649 shares of previously issued common stock with a market value of approximately $99,000 and in 1996, 161,368 shares of common stock were issued in exchange for 27,297 shares of previously issued common stock with a market value of approximately $475,000; no cash was received in connection with these transactions. Other transactions with respect to stock options are described in Note H.

          In July 1996, the Company purchased from an officer 65,000 shares of previously issued common stock for approximately $1,154,000 representing the fair market value of the shares on the date of the purchase.


NOTE H -  STOCK OPTIONS:

          At December 31, 1996, the Company has three stock option plans.

          Options to purchase 17,066 shares are outstanding under the Company's 1982 Incentive Stock Option Plan. No additional options are available for grant under this plan.

          The Company's Nonqualified Plan provides for the granting of options to purchase up to 346,666 shares of common stock.

          The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 2,500,000 shares of common stock; such options may be either incentive stock options (as defined in the Internal Revenue Code) or nonqualified options. An employment agreement with Mr. Robert Borchardt, the Company's President, Co-Chairman of the Board and Chief Executive Officer, provides for the granting of nonqualified options each year for the duration of the agreement, based on a formula related to annual increases in consolidated net income, as defined. Pursuant to the agreement, options to purchase 79,741 shares were granted from this plan in 1996 applicable to the Company's 1995 operations.

          Also, at December 31, 1996 there are outstanding nonqualified options to purchase an aggregate of 18,750 shares of common stock, of which options to purchase 7,500 shares at $20.67 a share were granted to a director of the Company in 1994 and options to purchase 10,000 shares at $16.00 a share were granted to a consulting firm in 1995.

          The length, vesting schedule, option price and other terms of the options are determined at the time each option is granted, although the term of options cannot exceed 10 years and incentive stock option prices may not be less than the fair market value of the stock on its date of grant. Since all outstanding options to officers and employees were granted for at least the fair market value of the Company's stock at the dates of grant and are considered fixed plan options, no charge has been made to operations for these options. No income tax benefit is received by the Company upon the granting or exercise of incentive stock options but it may receive income tax benefits for nonqualified stock options when they are exercised. Such income tax benefits are credited to additional paid-in capital when realized.

          The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", for stock options granted to employees, officers and directors and, therefore, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for stock option plans. Accordingly, no compensation cost has been recognized for options granted under its stock option plans. If the Company had elected to recognize compensation cost for options granted under these plans in 1995 and 1996 based on their fair values at the grant dates, consistent with the method of SFAS No. 123, net income and income per share would have been reduced to the pro forma amounts indicated below:

                                          Year Ended December 31,
                                            1995              1996
                                          (In thousands, except per
                                             share information)
            Net income:
              As reported                 $15,053           $ 8,380
              Pro forma                    13,581             5,539
            Income per share:
              As reported                   $1.32              $.72
              Pro forma                      1.19               .48

          The fair values of the Company's stock options used to compute the pro forma net income and income per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model with the following assumptions for 1995 and 1996; expected volatility of 46.3%, risk free interest rates ranging from 5.2% to 7.6% and expected holding periods ranging from 3 years to 10 years.

          A summary of the status of the Company's outstanding stock options as of December 31, 1995 and 1996 and changes during the years then ended is presented below:

                                                             Year Ended December 31,
                                                        1995                             1996
                                                                 Weighted                       Weighted
                                                                 Average                        Average
                                                                 Exercise                       Exercise
                                              Shares             Price             Shares       Price
           Stock Options                      (000's)            Per Share         (000's)      Per Share
           Outstanding at beginning
           of year                            1,005            $    9.00           1,315         $12.23
              Granted                           414                17.98             285          17.05
              Exercised                         (97)                3.06            (302)          6.17
              Forfeited/expired                  (7)               14.68             (29)         18.03

           Outstanding at end of year         1,315            $   12.23           1,269         $14.62

           Exercisable at year end              667            $    8.09             848         $13.88

           Weighted - average fair
           value of options granted
           during the year                $   10.89            $   10.88


          The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Options Outstanding                    Options Exercisable
                                                   Weighted          Weighted                           Weighted
                                                   Average           Average                            Average
                                                   Remaining         Exercise                          Exercise
            Range of                  Shares       Contractual       Price             Shares          Price
            Exercise Prices           (000's)      Life              Per Share         (000's)        Per Share

            $  1.13  to  $  3.33       237           4.3 years          $  2.75          237              $  2.75
              12.25  to    16.75       659           8.1 years            15.51          330                15.77
              18.07  to    24.00       373           7.5 years            20.58          281                21.03

               Totals                1,269                                               848

NOTE I -  CONCENTRATIONS:

          As of December 31, 1996, the Company is not aware of any significant customer or lender that could, if suddenly eliminated, severely impact its operations. No single customer accounted for sales in excess of 10% of consolidated net sales for each of the three years ended December 31, 1996. Revenue from export sales from the United States was less than 10% of consolidated net sales during this period. The Company currently sources certain products from single suppliers. However, to lessen the risks of off-shore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources. Information about the Company's domestic operations and foreign subsidiaries is set forth in Note P.


NOTE J -  RESEARCH AND DEVELOPMENT:

          Research and development costs for new products aggregated approximately $942,000 in 1994, $1,608,000 in 1995 and $2,897,000 in
          1996.


NOTE K -  ADVERTISING COSTS:

          Advertising costs aggregated approximately $661,000 in 1994, $1,453,000 in 1995 and $2,768,000 in 1996.


NOTE L -  INCOME TAXES:

          Income taxes on the statements of operations are comprised of the following:

                                                      (In Thousands)
                                                  Year Ended December 31,
                                                 1994         1995        1996
           Currently payable (refundable):
             Federal                            $4,075       $3,071     $   467
             State and local                       610          283         (28)
             Foreign                               889        2,094       2,609

                 Totals                          5,574        5,448       3,048

           Deferred                               (305)        (776)       (312)

                 Net provision                  $5,269       $4,672      $2,736

          Pretax income (loss) was derived from foreign and domestic sources as follows:

                                                      (In Thousands)
                                                  Year Ended December 31,
                                                 1994         1995        1996

               Foreign                         $ 5,476      $12,431     $14,598
               Domestic                         11,597        7,294      (3,482)

               Totals                          $17,073      $19,725     $11,116

          Deferred tax assets and liabilities and the principal temporary differences from which they arise are:

                                                             (In Thousands)
                                                              December 31,
                                                             1995         1996
         Deferred tax assets:
            Allowance for estimated doubtful
               accounts and estimated sales returns,
               allowances and discounts                   $   632        $2,660
            Tax basis adjustments to inventory                412         2,725
            Deferred compensation accruals                    369           441
            Difference in basis and amortization periods
               of patents, trademarks and package
               design costs                                   899           540
            Cumulative foreign translation adjustment         165           250
            Estimated Jensen consolidation costs                          1,120
            Net operating loss and tax credit carryforward                8,089
            Other                                              19           946
                Total                                       2,496        16,771

         Less valuation allowance                                        (3,253)

                Total deferred tax assets                   2,496        13,518
            Deferred tax liabilities:
            Accelerated depreciation of property
               and equipment                                  383           792
            Tax basis adjustments to prepaid
               catalog costs                                  169           159
            Other                                               3           107

                Total deferred tax liabilities                555         1,058

                         Net deferred tax asset            $1,941       $12,460

          As a result of the Jensen acquisition, the Company has acquired domestic net operating loss carryforwards of approximately $8 million and tax credit carryforwards of approximately $1.8 million, which expire primarily from 2000 through 2009. Utilization of the loss carryforwards is subject to an annual limitation of approximately $3 million as a result of the provisions of Section 382 of the Internal Revenue Code. In addition, the Company has available foreign net operating loss carryforwards of approximately $1.3 million, expiring in 1998, which are available to reduce future income taxes in Italy. The Company has recorded a net deferred tax asset for the tax benefit of such carryforwards considered more likely than not to be realized prior to their expiration and a valuation allowance for the tax benefit of the balance of such carryforwards. If the amounts subject to the valuation allowance are subsequently realized, their income tax benefit will be recorded as a reduction of the then unamortized goodwill related to the Jensen acquisition.

          The following table reconciles the statutory federal income tax rate to the Company's effective income tax rates:

                                                  Year Ended December 31,
                                           1994           1995         1996

          Statutory federal rate           34.0%          34.0%       34.0%
          Effect of:
           State and local income
             taxes (net of federal
             benefit)                       2.3             .9         (.9)
          Tax benefit of prior year
             loss carryforward of
             Canadian subsidiary            (.9)
          Difference between U.S.
             and foreign income tax
             rates on earnings of
             foreign subsidiaries          (5.1)         (11.2)       (9.6)
          Other items (net)                  .6                        1.1
          Effective income tax
             rates                         30.9%          23.7%       24.6%

          The Company has not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries are considered indefinitely invested there. Such additional taxes would aggregate approximately $4.4 million based on the subsidiaries' undistributed earnings which aggregate approximately $24.5 million for income tax purposes at December 31, 1996. The foregoing amounts are stated net of U.S. Sub-Part F taxes paid, or payable, which are considered the equivalent of repatriated earnings.


NOTE M -  EMPLOYEE BENEFIT PLANS:

          The Company's profit sharing plans for eligible domestic nonunion employees provide for annual contributions as authorized by the Board of Directors of up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $250,000 in both 1994 and 1995 and $363,000 in 1996.


NOTE N -  COMMITMENTS:

          The Company leases certain facilities and equipment under long-term operating leases which expire at various times through December 2002. Additionally, certain warehouse space and sales offices are leased on a month-to-month basis.

          Aggregate minimum rental payments under long-term leases for premises and equipment are as follows:

          Year ending December 31:               (In Thousands)
            1997                                   $  2,966
            1998                                      2,669
            1999                                      2,335
            2000                                      1,426
            2001                                        914
            2002                                        312

          T O T A L                                 $10,622

          Rent expense was approximately $826,000 in 1994, $1,335,000 in 1995 and $1,827,000 in 1996.

          An agreement with Mr. Herbert Borchardt, the Company's Co-Chairman of the Board, provides for a current minimum annual compensation of approximately $219,000 while he remains Co-Chairman and $183,000 thereafter, for life, for consulting services. The payments are subject to increases based on changes in the consumer price index. The foregoing amounts have been adjusted to reflect the current index.

          Effective January 1, 1995, the Company entered into an employment agreement with Mr. Robert Borchardt, the Company's President, Co-Chairman of the Board and Chief Executive Officer. The agreement provides for a 1995 annual salary of $850,000, which is to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. Additionally, in connection with the signing of the agreement, the Company granted Mr. Borchardt nonqualified options for 100,000 shares in 1995 and 150,000 shares in 1996. The agreement terminates on December 31, 2004 and is automatically renewable for successive two year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

          In connection with certain business acquisitions and the formation of new subsidiaries in 1995 and 1996, the Company entered into employment agreements with certain key employees, which expire at various times through December 2001. The agreements provide for specified annual salaries. Certain agreements include provisions for annual increases based on changes in consumer price indexes and provide for performance based bonuses relating to the results of operations of the acquired entity or newly formed subsidiary, which are payable in either cash, stock or a combination thereof.


NOTE O -  LITIGATION AND U.S. CUSTOMS INQUIRY:

          In connection with the Jensen acquisition, two separate actions were commenced against the Company and others in the courts of the State of Delaware in 1996: (i) In Re International Jensen Incorporated Shareholders Litigation, and (ii) Emerson Radio Corp. v. Recoton Audio Corporation, Robert G. Shaw, David G. Chandler, Robert H. Jenkins, Norman H. McMillan, William Blair Leveraged Capital Fund, L.P., RC Acquisition Sub, Inc., IJI Acqusition Corp. and Recoton Corporation. The claim by Emerson Radio Corporation (Emerson) was dismissed on motion by Emerson, without prejudice on March 7, 1997 and, based on representations made by the shareholders' counsel to the court, the Company expects that the shareholders litigation will be withdrawn, subject only to a claim by the plaintiffs' counsel for fees and expenses.

          In addition, a separate action was commenced by Jensen against Emerson in Federal Court in Chicago claiming Emerson violated the proxy soliciation rules and breached its confidentiality agreeement in which action Emerson has alleged claims of breach of contract and fraudulent inducement against Jensen and tortuous interference against Recoton. Recoton has instituted a separate case against Emerson claiming bad faith interference with the Jensen acquisition. The court has placed these cases on hold pending resolution of current settlement discussions between the parties.

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


NOTE P -  DOMESTIC AND FOREIGN OPERATIONS:

          Information applicable to the Company's domestic operations and foreign subsidiaries is summarized as follows:

                                                     (In Thousands)
                                                  Year Ended December 31,
                                               1994         1995        1996
           Net sales:
             To unaffiliated customers:
                United States               $ 140,905    $175,774      $257,088
                Asia                           11,715      21,869        29,941
                Canada                         11,353      15,034        18,570
                Europe                                                   26,101
                 Total                        163,973     212,677       331,700
             Intercompany sales between
               geographic areas:
                 United States                  2,327       5,651         5,988
                 Asia                                      24,379        35,780
                 Less eliminations             (2,327)    (30,030)      (41,768)

                Consolidated                 $163,973    $212,677      $331,700

          Intercompany sales between geographic areas are priced to achieve a targeted profit to the purchaser/distributor.



                                                      (In Thousands)
                                                  Year Ended December 31,
                                               1994         1995          1996
          Pre-tax income (loss):
             United States                   $11,597     $  7,294    $ (3,482)
             Asia                              4,948       14,987       11,171
             Canada                              528          963          845
             Europe                                                      2,312
             Eliminations                                  (3,519)         270

               Consolidated                  $17,073      $19,725      $11,116

                                                    (In Thousands)
                                                       December 31,
                                              1994          1995        1996
          Identifiable assets at year end:
             United States                  $104,430     $145,230     $238,641
             Asia                              7,562       29,844       37,013
             Canada                            6,772        9,980       11,551
             Europe                                                     47,528

                 Consolidated               $118,764     $185,054     $334,733

              Independent Auditors' Report on Supplemental Schedule


Board of Directors
Recoton Corporation


          In connection with our audits of the consolidated financial statements of RECOTON CORPORATION AND SUBSIDIARIES at December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, we have also audited Schedule II for each of the three years ended December 31, 1996, included in this annual report on Form 10-K. In our opinion, such schedule presents fairly the information required to be set forth therein.


                                              /s/ Cornick Garber & Sandler, LLP
                                              CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
February 28, 1997

                                                       SCHEDULE II

                      RECOTON CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




              COLUMN A                   COLUMN B                  COLUMN C                COLUMN D        COLUMN E

                                                                   Additions
                                        Balance at       Charged to       Charged to                         Balance
                                         beginning        costs and          other                           at end
     Description                         of period         expenses        accounts        Deductions*      of period


Allowance for possible
losses:

   Year ended December 31,
      1994                              $  881            $  367                          $  259           $  989

   Year ended December 31,
      1995                              $  989            $  847                          $  249           $1,587

   Year ended December 31,
      1996                              $1,587            $1,259         $1,627**         $1,354           $3,119

*Represents write-offs of uncollectible accounts, net of recoveries.

**Represents allowance recorded upon acquisition of Jensen.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         That portion of Recoton's definitive Proxy Statement appearing under the caption "Election of Directors," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with the Annual Meeting of Stockholders of Recoton currently scheduled to be held in 1997 (the "1997 Annual Meeting") is hereby incorporated by reference. The information regarding the executive officers of Recoton is contained under "Directors and Executive Officers of Recoton" under Item 1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         That portion of Recoton's definitive Proxy Statement appearing under the caption "Compensation of Executive Officers," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with Recoton's 1997 Annual Meeting is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         That portion of Recoton's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with Recoton's 1997 Annual Meeting is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         That portion of Recoton's definitive Proxy Statement appearing under the caption "Certain Relationships and Related Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996 and to be used in connection with Recoton's 1997 Annual Meeting is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

         (a)(1) and (2).  FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES:

                  See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" at page 29 of this Report.

         (a)(3).  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF
REGULATION S-K:

                  (3)      ARTICLES OF INCORPORATION AND BY-LAWS:

                           3.1. Restated Certificate of Incorporation of Recoton Corporation, as filed January 28, 1997 (filed herewith)

                           3.2. By-Laws of Recoton as amended October 19, 1995 (incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

                  (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

                           4.1.     Form of Common Stock Certificate (filed
                                    herewith)

                           4.2 Rights Agreement, dated as of October 27, 1995, between Recoton Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 27, 1995)

                  (10) MATERIAL CONTRACTS (an asterisk indicates management contracts and compensatory plans or arrangements):

                           10.1.    Consulting Agreement, effective as of
                                    May 18, 1987, between  Recoton and Herbert
                                    Borchardt (incorporated by reference to
                                    Exhibit 10(F) to the Registrant's Form 10-K for the year ended December 31, 1987)*

                           10.2 Amendment dated March 20, 1997 to Consulting Agreement between Recoton Corporation and Herbert Borchardt dated August 28, 1996 (filed herewith)

                           10.3. Employment Agreement between Recoton Corporation and Robert L. Borchardt, dated October 25, 1995 (incorporated by reference
                                    to   Exhibit (10)(1) to the Registrant's
                                    Quarterly Report on Form 10-Q  for the
                                    quarter ended September 30, 1995)*

                           10.4. Deferred Compensation Agreement, effective as of July 1, 1982, between Recoton and Robert Borchardt (incorporated by reference to Exhibit 10(C) to the Registrant's Registration Statement on Form S- 2, filed on October 12, 1983, File No.
                                    2-87097).*

                           10.5. Deferred Compensation Agreement, effective as of October 1, 1982, between Recoton and Peter Wish (incorporated by reference to Exhibit 10(E) to the Registrant's Registration Statement on Form S- 2, filed on October 12, 1983, File No.
                                    2-87097).*

                           10.6.    Deferred Compensation Agreement,
                                    effective as of October 1, 1991, between Recoton and George Calvi (incorporated by reference to Exhibit 10(O) to the Registrant's Form 10-K for the year ended December 31, 1991).*

                           10.7. Split Dollar Life Insurance Agreements, effective as of February 24, 1989, among Recoton and Trudi Borchardt and Marvin Schlacter and Robert Borchardt in the aggregate face amount of $2,750,000 (incorporated by reference to Exhibit 10(G) to the Registrant's Form 10-K for the year ended December 31, 1988) (note: the previously filed agreement relating to insurance in the principal amount of $250,000 has been canceled).*

                           10.8. Split Dollar Life Insurance Agreements, effective as of December 17, 1993, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amounts of $6,500,000; $3,500,000; and
                                    $1,300,000 (incorporated by reference to
                                    Exhibit 10(G) to the Registrant's Annual
                                    Report on Form 10-K for the period ended
                                    December 31, 1993).*

                           10.9.    Recoton Corporation 1982 Stock Option
                                    Plan, as revised October  23, 1991
                                    (incorporated by reference to Exhibit 10(J) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1991).*

                           10.10.   Recoton Corporation 1991 Stock Option
                                    Plan, as revised September  15, 1993
                                    (incorporated by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K for the period ended December 31,
                                    1993).*

                            10.11. Recoton Corporation Nonqualified Stock Option Plan, as revised September 15, 1993 (incorporated by reference to Exhibit 10(J) to the Registrant's Annual Report on Form 10-K for the period ended December 31,
                                    1993).*

                           10.12.   Recoton Corporation Stock Bonus Plan,
                                    as revised September 15, 1993 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993).*

                           10.13. Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the period ended December 31,
                                    1994).*

                           10.14.   Option Agreement, dated May 5, 1994,
                                    with I. Friedman Equities,  Inc.
                                    (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the period ended December 31,
                                    1994).

                           10.15.   Common Stock Purchase Option, as of
                                    March 1, 1995, with the Equity Group, Inc.
                                    (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

                           10.16. Stock Purchase Agreement dated as of August 31, 1995, among Recoton Corporation, Recoton (Far East) Limited, STD Holding Limited
                                    (STD) and the other shareholders of STD
                                    including, as exhibits, employment
                                    agreements with Stephen Chu (as President of
                                    STD),* David Chu (as Vice President of
                                    STD)* and Patrick Ho (as Vice President,
                                    Marketing of STD)* (incorporated by
                                    reference to Exhibit 1 to the Registrant's
                                    Current Report of Form 8-K dated September
                                    5, 1995)

                           10.17.   Asset Purchase Agreement dated as of
                                    August 31, 1995 among  Recoton Corporation,
                                    InterAct Accessories, Inc., STD Holding
                                    Limited, Stephen Chu and others (including, as an exhibit, an employment agreement with Todd Hays (as President and Chief Operating Officer of InterAct Accessories, Inc.)* (incorporated by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K dated September 5, 1995)

                            10.18.  Fourth Amended and Restated Agreement
                                    and Plan of Merger  between Recoton
                                    Corporation, RC Acquisition Sub, Inc. and
                                    International Jensen Incorporated dated as
                                    of January 3, 1996  (incorporated by
                                    reference to Exhibit 2.1 to the Registrant's
                                    Current  Report on Form 8-K dated June 23,
                                    1996)

                           10.19.   Third Amended and Restated Agreement
                                    for Purchase and Sale of the Assets of the OEM Business of International Jensen Incorporated by and to IJI Acquisition Corp. dated as of January 3, 1996 (incorporated by reference to Exhibit 2.2.to Jensen's Current Report on Form 8-K dated June 23, 1996)

                           10.20.   Receivables Sales Agreement among
                                    International Jensen  Incorporated, IJI
                                    Acquisition Corp. and Harris Trust and
                                    Savings  Bank dated as of august 28, 1996
                                    (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 28, 1997)

                           10.21. Management Services Agreement among IJI Acquisition Corp. and International Jensen Incorporated dated August 28, 1996 (incorporated by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K dated August 28, 1997)

                           10.22. Supply and Services Agreement among IJI Acquisition Corp. and International Jensen Incorporated dated August 28, 1996 (incorporated by reference to Exhibit 7 to the Registrant's current Report on Form 8-K dated August 28, 1996).

                           10.23. Shared Facilities Agreement among IJI Acquisition Corp. and International Jensen Incorporated dated August 28, 1996 (incorporated by reference to Exhibit 8 to the Registrant's current Report on Form 8-K dated August 28, 1996).

                           10.24.   Non-Competition Agreement among IJI
                                    Acquisition Corp. and  International Jensen
                                    Incorporated dated August 28, 1996
                                    (incorporated by reference to Exhibit 9 to the Registrant's current Report on Form 8-K dated August 28, 1996).

                           10.25. License Agreement among IJI Acquisition Corp. and International Jensen Incorporated dated August 28, 1996 (incorporated by reference to Exhibit 10 to the Registrant's current Report on Form 8-K dated August 28,
                                    1996).

                            10.26.  Amended and Restated Employment
                                    Agreement between RC Acquisition Sub, Inc.,
                                    Robert G. Shaw, International Jensen
                                    Incorporated and Recoton Corporation dated
                                    August 28, 1996 (filed herewith)*.

                           10.27.   Form of Transitional Employment
                                    Agreement dated November 9, 1995, by and between International Jensen Incorporated and selected employees of International Jensen Incorporated (incorporated by reference to Exhibit 10.2 to Jensen's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995, filed with the Commission on or about January 12, 1996)*

                           10.28. Credit Agreement among Recoton Corporation, The Chase Manhattan Bank, and the Lenders made party thereto dated as of August 27, 1996 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated August 28, 1997)

                           10.29.   Amendment and Waiver to Credit
                                    Agreement filed as Exhibit 10.28, dated as of August 27, 1996 (filed herewith)

                           10.30.   Amendment to Credit Agreement filed as
                                    Exhibit 10.28, dated as of December 20,
                                    1996 (filed herewith)

                           10.31.   Note Purchase Agreement dated January
                                    6, 1997 between Recoton Corporation and the several purchasers (filed herewith).

                  (11)     STATEMENT RE COMPUTATION OF PER SHARE
                           EARNINGS:  not applicable

                  (12)     STATEMENT COMPUTATION OF RATIOS:  not applicable.

                  (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITYHOLDERS: not applicable.

                  (16) LETTER RE CHANGE IN CERTIFYING ACCOUNTANT: not applicable.

                  (18) LETTER RE CHANGE IN ACCOUNTING PRINCIPLES: not applicable.

                  (21)     SUBSIDIARIES OF THE REGISTRANT:

                           COMPANY JURISDICTION

                           Recoton Canada Ltd.                      Ontario,
                                                                    Canada
                           Recoton (Far East) Limited               Hong Kong
                           STD Holding Limited*                     Hong Kong
                           STD Electronic International Limited**   Hong Kong
                           STD Manufacturing Limited**              Hong Kong
                           STD Plastic Industrial Limited**         Hong Kong
                           STD Trading Limited**                    Hong Kong
                           Peak Hero Limited**                      Hong Kong
                           Ever Smart Management Limited**          Hong Kong
                           STD Industrial (Shenzhen) Limited**      P.R. of
                                                                    China
                           STD (Tianjin) International Trade
                              Development Company Limited**         P.R of
                                                                    China
                           Christie Design Corporation              Delaware
                           InterAct Accessories, Inc.               Delaware
                           Recoton Audio Corporation                Delaware
                           ReCone, Inc.***                          Delaware
                           Specialty Audio, Inc. ***                California
                           Jensen Japan, Inc. ***                   Illinois
                           RAC-FSC***                               U.S. Virgin
                                                                    Islands
                           Recoton International Holdings, Inc. *** Delaware
                           Recoton European Holdings, Inc. ***      Delaware
                           Recoton German Holdings GmbH***          Germany
                           Mac Audio Electronic GmbH***             Germany
                           Magnat Audio-Produkte GmbH***            Germany
                           Recoton Audio-Produkte GmbH***           Germany
                           Arcona s.r.l. ***                        Italy
                           Entel s.r.l. ***                         Italy
                           Recoton (UK) Limited***                  United
                                                                    Kingdom
                           Tambalan Limited***                      United
                                                                    Kingdom


                           *   Subsidiary of Recoton (Far East) Limited
                           **  Subsidiary of STD Holding Limited
                           *** Direct or indirect subsidiary of Recoton
                               Audio Corporation

                  (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS:
                           not applicable.

                  (23)     CONSENT OF EXPERTS AND COUNSEL:  Consent of the
                           Independent
                           Public Accountants.

                  (24)     POWER OF ATTORNEY:  not applicable.

                  (27)     FINANCIAL DATA SCHEDULE:  filed herewith.

                  (28)     INFORMATION FROM REPORTS FURNISHED TO STATE
                           INSURANCE REGULATORY AUTHORITIES:   not
                           applicable.

                  (29)     ADDITIONAL EXHIBITS:  not applicable

         (b) REPORTS ON FORM 8-K: The Registrant filed a report on Form 8-K/A on November 8, 1996, filing under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) certain pro forma financial statements in connection with the acquisition of International Jensen Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RECOTON CORPORATION


                                           By: /S/ ROBERT L. BORCHARDT
                                                  Robert L. Borchardt
                                                  Co-Chairman, Chief
                                                  Executive Officer and
                                                  President

                                           Date:  March 28, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   POSITION              DATE


/S/ ROBERT L. BORCHARDT       President, Co-Chairman,           March 28, 1997
Robert L. Borchardt           Chief Executive Officer
                              (Principal Executive
                              Officer) and Director

/S/ HERBERT H. BORCHARDT      Co-Chairman and                   March 28, 1997
Herbert H. Borchardt          Director


/S/ STUART MONT              Chief Operating Officer,           March 28, 1997
Stuart Mont                  Chief Financial Officer
                             (Principal Financial Officer)
                             and Director

/S/ GEORGE CALVI             Director                           March 28, 1997
George Calvi


/S/ PETER WISH               Director                           March 28, 1997
Peter Wish


/S/ JOSEPH H. MASSOT        Treasurer (Principal                March 28, 1997
Joseph H. Massot            Accounting Officer)
                            and Director

/S/ IRWIN S. FRIEDMAN       Director                            March 28, 1997
Irwin S. Friedman


/S/ JOSEPH M. IDY           Director                            March 28, 1997
Joseph M. Idy


/S/ RONALD E. MCPHERSON     Director                            March 28, 1997
Ronald E. McPherson


/S/ PAUL FEFFER             Director                            March 28, 1997
Paul Feffer

/S/ ROBERT SHAW
 Robert Shaw               Director                             March 28, 1997

/S/ STEPHEN CHU            Director                             March 28, 1997
Stephen Chu

                                  EXHIBIT INDEX


EXHIBIT NO.


3.1 Restated Certificate of Incorporation of Recoton Corporation, as filed January 28, 1997

4.1    Form of Common Stock Certificate

10.2 Amendment dated March 20, 1997 to Consulting Agreement between Recoton Corporation and Herbert Borchardt (dated August 28, 1996

10.26  Amended and Restated Employment Agreement between RC Acquisition
       Sub, Inc., Robert G. Shaw, International Jensen Incorporated and Recoton Corporation

10.29 Amendment and Waiver to Credit Agreement filed as Exhibit 10.28, dated as of August 27, 1996

10.30 Amendment to Credit Agreement filed as Exhibit 10.28, dated as of December 20, 1996

10.31 Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers

23     Consent of the Independent Public Accountants

27     Financial Data Schedule