Form 10-K/A
period 1996-12-31
RECOTON CORP
filed 1997-04-16
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                               FORM 10-K/A - NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/x/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

 Item 1 of Part I is hereby amended to read as follows:

                                     PART I

ITEM 1.  BUSINESS


         This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, production by exclusive third party vendors, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non-US revenue, pending or threatened litigation, the availability of key personnel and other risks factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.



OVERVIEW

          Recoton Corporation, by itself and through its subsidiaries (collectively, Recoton or the Company), is a worldwide marketer and producer of consumer electronic products, generally for aftermarket use, primarily sold to retailers and original equipment manufacturers. Recoton's diverse product line includes high-fidelity loud speakers, home theater speaker systems, bookshelf speakers, a complete line of car audio products including in-dash, CD and cassette players, amplifiers, speakers and installation accessories and other audio products; video game and computer products; 900 Megahertz (MHz) wireless technology products; and other highly functional accessories for audio, car audio, camcorder, cellular and standard telephone, home office, multimedia, music, and video products. The Company's products are sold under the Advent(RM), Ambico(RM), Ampersand(TM), AR(RM)/Acoustic Research(RM), Calibron(RM), Discwasher(RM), Heco(TM), InterAct(RM), Jensen(RM), MacAudio(TM), Magnat(TM), NHT(RM) (Now Hear This), Parsec(RM), PhaseLinear(RM), Recoton(RM), Rembrandt(RM), Ross(RM), SoleControl(RM) SoundQuest(TM) and STD(RM) brand names, among others.

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

         Recoton's research and development activities have led to innovative products using 900 MHz wireless technology, whose signals transmit through walls, floors and ceilings up to 150 feet away. The 900 MHz products include stereo headphones, amplified speakers, a portable weather-resistant outdoor/indoor loudspeaker, microphones and universal remote controls. Among other innovative products, Recoton has also developed the "CD20" adapter, which allows a portable compact disc (CD) player to operate through an automobile cassette player; the CD HydroBath(RM), a non-contact multimedia CD cleaner; and amplified TV and AM/FM radio antennas.

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

          Additional products in development include new advanced 900 MHz headphones and speakers, a wireless 2.4 GHz transmission system permitting Recoton to offer its wireless audio and video products on a worldwide basis, and a spread-spectrum transmission system for wireless audio and video that provides low-interference, longer- distance, high-end CD-quality performance for wireless audio, video and security video products. The Company is in the process of redesigning the speaker lines sold under the Jensen and Advent brands and adding models to the AR/Acoustic Research line of speakers. InterAct will begin manufacturing a line of surge protectors in the second half of 1997 which contain unique child safety features. In development are additions to InterAct's line of joysticks and controllers for use with Nintendo 64 bit consoles.

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

TRADEMARKS AND PATENTS

         Recoton believes that it has established a high level of brand name recognition with its retailers and their customers. Recoton sells products under the Advent(RM), Ambico(RM), Ampersand(TM), AR(RM)/Acoustic Research(RM), Calibron(RM), Discwasher(RM), InterAct(TM), Jensen(RM), NHT(RM) (Now Hear This), Parsec(RM), PhaseLinear(RM), Recoton(RM), Rembrandt(RM), Sole Control(RM), SoundQuest(TM) and STD(RM) brand names, among others . It also sells products overseas under the Heco(TM), Magnat(TM), MacAudio(TM) and Ross(TM) names, among others, in addition to sales under certain brand names used in the United States. Recoton also has over 50 additional United States registered trademarks for a variety of its individual products, as well as similar or additional marks overseas. As a result of its own product development, recent acquisitions and exclusive licenses, Recoton has over 25 United States patents, including patents on its 900 MHz wireless products, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, video synchronizing separator, cassette head demagnetizer, cassette head cleaner, antennas and an adapter to eliminate tangles in coiled telephone cords.

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


          Terrence O'Flynn has served as Senior Vice President-OEM Sales since January 1996. He was Senior Vice President-Marketing from June 1994 until June 1996. Prior thereto, he was Director of Marketing of the Ladies Professional Golf Association from 1993 to 1996, President and a member of the Board of Directors of Mitsubishi Electronics America - Consumer Products Group from 1990 to 1993 and, prior thereto, Executive Vice President of Mitsubishi Electronics America - Consumer Products Group.


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

          Kevin J. Murphy has served as Vice President-Marketing since June 1996. He served as Vice President-Purchasing from January 1991 to June 1996, as Director of Purchasing from 1988 until 1991, as Assistant Vice President from February 1989 until 1991 and as Regional Sales Manager from 1980 until 1988.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RECOTON CORPORATION


                                           BY: /s/ Joseph Massot
                                               Joseph Massot, Vice President


Dated:  April 15, 1997