Form 10-K/A
period 1996-12-31
RECOTON CORP
filed 1997-04-30
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                               FORM 10-K/A - NO. 2
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996
                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

                         Commission file number: 0-5860
                          ----------------------------

                               RECOTON CORPORATION
             (Exact name of Registrant as Specified in its Charter)

              NEW YORK                                          22-3326054
          (State or Other                                      (IRS Employer
          Jurisdiction of                                   Identification No.)
          Incorporation or
           Organization)


                  2950 LAKE EMMA ROAD, LAKE MARY, FLORIDA 32745
          (Address of principal executive offices, including zip code)

                                 (407) 333-8900
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.20 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
reporting requirements for the past 90 days.   Yes x/          No  |_|

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

Items 10, 11, 12 and 13 of Part III of the Form 10-K are amended to read as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding the executive officers of Recoton is contained under "Directors and Executive Officers of Recoton" under Item 1 to this Report.

         The directors of Recoton and certain information regarding such persons is as follows:

Name and Position                                       Business Experience,
WITH THE COMPANY                                        DIRECTORSHIPS AND AGE

                      DIRECTORS WHOSE TERMS EXPIRE IN 1997

Herbert H. Borchardt                         Director of Recoton
  Co-Chairman and Director                   since 1945. Chairman and Chief
                                             Executive Officer from 1976 until
                                             1992, Co-Chief Executive Officer
                                             from 1992 until June 1996 and Co-
                                             Chairman since 1992. Age: 91

Stephen Chu                                  Director of Recoton
  Director                                   since January 1997. President and
                                             Director of STD Holding Limited, a
                                             Hong Kong subsidiary of the
                                             Company, and of its various
                                             subsidiaries, since September 1990.
                                             STD was acquired by the Company in
                                             September 1995. Age: 40.

Ronald E. McPherson
  Director                                   Director of Recoton
                                             since 1969. Vice President and
                                             Secretary from 1964 until his
                                             retirement in 1989. Age: 67

Peter Wish                                   Director of Recoton
 Executive Vice President-                   since 1969. Executive Vice
 Administration and Director                 President from 1976 until 1992 and
                                             Executive Vice
                                             President-Administration since
                                             1992. Age: 61


                      DIRECTORS WHOSE TERMS EXPIRE IN 1998


Irwin S. Friedman                            Director of Recoton
  Director                                   since 1982. President, Chief
                                             Executive Officer and principal
                                             shareholder of I. Friedman
                                             Equities, Inc., a corporate
                                             financial consulting firm, for more
                                             than the past five years. Age: 63


Joseph M. Idy                                Director of Recoton
  Director                                   since 1990. Stockbroker and money
                                             manager at PaineWebber, Inc.
                                             (Senior Vice President since 1989)
                                             for more than the past five years.
                                             Age: 56

Joseph H. Massot                             Director of Recoton
 Principal Accounting Officer,               since 1985. Controller and
 Vice President, Treasurer,                  Assistant Treasurer from 1978 until
 Assistant Secretary and Director            1989, Principal Accounting Officer,
                                             Vice President and Treasurer since
                                             1989 and Assistant Secretary since
                                             1983. Age: 52

 Robert G. Shaw                              Director of Recoton
  Vice President and Director                since August 1996. Vice President
                                             of Recoton since August 1996.
                                             President and a director of Recoton
                                             Audio Corporation (f/k/a
                                             International Jensen Incorporated)
                                             (RAC) since June 1994 (RAC was
                                             acquired by the Company in August
                                             1996). President, Director and sole
                                             stockholder of International Jensen
                                             Incorporated (f/k/a IJI Acquisition
                                             Corp.) (IJI) since January 1996
                                             (RAC sold its original equipment
                                             manufacturing business to IJI at
                                             the time of RAC's acquisition by
                                             the Company). Mr. Shaw is also a
                                             director of Gibraltar Packaging
                                             Group, Inc., a manufacturer and
                                             marketer of printed paperboard
                                             packaging, and a trustee of Beloit
                                             College. Age: 56.


                      DIRECTORS WHOSE TERMS EXPIRE IN 1999

Robert L. Borchardt                          Director of Recoton
  Co-Chairman, President,                    since 1964. Chief Operating Officer
  Chief Executive Officer and                from 1976 to December 1993,
  Director                                   President since 1976, Co-Chairman
                                             since 1992, Co-Chief Executive
                                             Officer from 1992 until June 1996
                                             and Chief Executive Officer since
                                             June 1996. Age: 59

Stuart Mont                                  Director of Recoton
 Executive Vice President-                   since 1975. Vice President and
 Operations, Chief Operating                 Treasurer from prior to 1987 until
 Officer, Chief Financial Officer,           1989, Senior Vice President from
 Secretary and Director                      1989 until 1992, Secretary since
                                             1989, Executive Vice
                                             President-Operations since 1992,
                                             Chief Financial Officer since 1992
                                             and Chief Operating Officer since
                                             1993. Age: 56

George Calvi                                 Director of Recoton
  Director                                   since 1984. Vice President from
                                             1978 until 1988, Senior Vice
                                             President-Sales and Marketing from
                                             1988 until 1992 and Executive Vice
                                             President-Sales and Marketing from
                                             1992 until October 1996. Age: 46


Paul E. Feffer                               Director of Recoton
  Director                                   since June 1996. Chairman of Feffer
                                             Consulting Co., Inc., an
                                             international media consulting
                                             firm, since 1991 and a consultant
                                             to Merck & Company's publishing
                                             division. He founded Feffer and
                                             Simons Inc. in 1955, which was sold
                                             to Doubleday & Co. in 1962 (where
                                             he remained as President of the
                                             subsidiary Feffer and Simons until
                                             1986) and was Chairman of Baker &
                                             Taylor International, a subsidiary
                                             of W. R. Grace & Co., from 1987
                                             until 1991. Feffer & Simons and
                                             Baker & Taylor specialized in
                                             international publishing and book
                                             and magazine distribution to
                                             overseas markets for U.S.
                                             publishers. Age: 75


          Robert L. Borchardt may be deemed to be a control person of Recoton; Robert L. Borchardt is the son of Herbert H. Borchardt.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the Nasdaq Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all such 1996 filing requirements were complied with except that Mr. Feffer's Form 3 was filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

          This section of the Form 10-K discloses fiscal 1996 plan and non-plan compensation awarded or paid to, or earned by, the (i) Company's Co-Chief Executive Officers ("CEOs") (as of June 1996, the Company commenced to have only one CEO), (ii) the Company's four most highly compensated executive officers other than the CEOs who were serving as executive officers at December 31, 1996, to the extent salary and bonuses exceeded $100,000 and (iii) one person for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not an executive officer at December 31, 1996 (together, these seven persons are sometimes referred to as the "Named Executives").



                           SUMMARY COMPENSATION TABLE

         The following table contains compensation data for the Named Executives for the past three fiscal years:

-----------------------------------------------------------------------------------------------------------------------------------

Name and
Principal                                   Annual Compensation                                   Long-Term Compensation
Position
                                                                                 -------------------------------------------
                                                                                             Awards              Payouts
                                   -----------------------------------------------------------------------------------------


                                                                      Other         Restricted    Securities
                                                                     Annual           Stock       Underlying               All
                                       Salary         Bonus       Compensation        Awards       Options      LTIP      Other
                           Year         ($)1          ($)2             ($)3            ($)           (#)4     Payouts  Compensation
                                                                                                                ($)        ($)5
-----------------------------------------------------------------------------------------------------------------------------------

Robert L.                  1996       $947,570       $ 90,000          --               --          229,741       --       $15,322
Borchardt,                 1995        899,950        150,000          --               --          250,000       --        14,284
Co-Chairman,               1994        798,950        250,000          --               --          150,000       --        18,143
CEO and President


Herbert H. Borchardt,      1996        212,950          --            --               --             --         --         54,496
 Co-Chairman               1995        202,587          --            --               --             --         --          8,263
                           1994        197,454          --            --               --             --         --         10,207

Stuart Mont, Chief         1996        182,227        125,000         --               --             --         --         13,813
 Operating Officer,        1995        162,241        160,000         --               --           20,000       --          9,327
 Executive Vice            1994        142,237        140,000         --               --             --         --         14,499
 President-Operations
 and Secretary

Peter Wish, Executive      1996        204,673         90,000         --               --             --         --          6,842
 Vice President-           1995        200,122        125,000         --               --           10,000       --          6,841
 Administration            1994        185,422        125,000         --               --             --         --          8,514

George Calvi, Former       1996        192,637         70,000         --               --                         --         4,123
 Executive Vice            1995        167,126        125,000         --               --           10,000        --         4,221
 President-Sales &         1994        157,675        125,000         --               --             --          --         6,917
 Marketing

Dennis Wherry, Senior      1996        139,966         45,000         --               --             --          --         5,074
 Vice President-           1995        131,980         55,000         --               --           10,000        --         4,655
 Operations                1994        135,980         55,000         --               --             --          --         7,553

Craig A. Dykes, Vice       1996         93,681         86,781         --               --             --          --         8,585
 President-Information     1995         87,692         40,000         --               --            5,000        --         7,565
 Systems                   1994         81,692         40,000         --               --             --          --        17,230

1 Includes amounts allocated to the executive's deferred compensation account for each of 1996, 1995 and 1994 (Mr. R. Borchardt:
         $49,408, 49,950, and $49,950; Mr. Wish: $14,032,  $15,482,
         and $14,782; and Mr. Calvi: $12,507, $13,911, and $13,460)
         (see  "Employment Contracts and Changes-In-Control
         Arrangements" below).

2 Represents bonus awards determined for the performance year indicated, whether paid in such year or paid in the following year.

3 The column "Other Annual Compensation" includes the value of certain personal benefits only where the value is greater than the lower of $50,000 or 10% of an executive's salary and bonus for the year.

4        Numbers have been adjusted to reflect stock dividends.

5 Includes for 1996, 1995 and 1994 respectively, (a) the vested portion of the Company's contribution for each such person pursuant to the Recoton Corporation Employees' Profit Sharing Plan
         (Mr. R. Borchardt: $1,710, $3,009 and $6,368; Mr. H.
         Borchardt: $1,453, $818 and  $5,650; Mr. Mont: $3,650, $3,659
         and $6,489; Mr. Wish: $3,683, $3,682 and $6,489; Mr. Calvi:
         $3,451, $3,490 and $6,489; Mr. Wherry $4,412, $3,998, and
         $6,489; and Mr. Dykes: $4,412, $3,387 and $5,446; (b) premiums paid by the Company for split dollar insurance arrangements
         (Mr. R. Borchardt: $10,687, $8,350 and $8,850); (c) premiums paid by the Company for life insurance for the direct or indirect benefit of such person over $50,000 in principal amount (Mr. R. Borchardt: $2,925, $2,925 and $2,925; Mr. H.
         Borchardt: $7,445, $7,445 and  $4,557; Mr. Mont: $1,890,
         $1,890, and $1,210; Mr. Wish: $3,159, $3,159 and $2,025; Mr.
         Calvi: $672, $731 and $428; Mr. Wherry  ($662, $657 and
         $397); and Mr. Dykes: $91, $123 and $123; (d) the value of interest assumed by the Company on relocation and other loans for Mr. Mont ($8,333, $3,778 and $6,800); Mr. Wherry
         ($667 in 1994); and Mr. Dykes ($4,082, $4,055 and $11,661);
         and (e) payment of medical expenses pursuant to an employment agreement with Mr. H. Borchardt ($45,588 in 1996).


                              OPTION GRANTS IN 1996

         The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executives during 1996 (the Company has not granted any stock appreciation rights -- "SARs"):


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 POTENTIAL
                                                                                                 REALIZABLE VALUE
                                                                                                 AT
                                INDIVIDUAL GRANTS                                                ASSUMED ANNUAL
                                                                                                 RATES OF
                                                                                                 STOCK PRICE
                                                                                                 APPRECIATION
                                                                                                 FOR OPTION TERM1
----------------------------------------------------------------------------------------------------------------------------------
                                               Percent
                           Number of           of Total
                           Securities          Options
                           Underlying          Granted           Exercise
                            Options               to              Price          Expiration
NAME                        Granted           Employees         ($/Share)3          Date            5%($)             10%($)
                              (#)2                in
                                                Fiscal
                                                 Year
----------------------------------------------------------------------------------------------------------------------------------


Robert L. Borchardt         150,000             52.7%            $16.75             1/23/06      $1,580,098          $4,004,278
Robert L. Borchardt          79,741             28.0%             18.75             3/14/06         940,288           2,382,874
Herbert H.Borchardt           -0-                NA                 NA                NA              NA                 NA
Stuart Mont                   -0-                NA                 NA                NA              NA                 NA
Peter Wish                    -0-                NA                 NA                NA              NA                 NA
George Calvi                  -0-                NA                 NA                NA              NA                 NA
Dennis Wherry                 -0-                NA                 NA                NA              NA                 NA
Craig A. Dykes                -0-                NA                 NA                NA              NA                 NA
----------------------------------------------------------------------------------------------------------------------------------

1 Executives may not sell or assign any stock grants, which have value only to the extent of stock price appreciation, which will benefit all shareholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. The Company did not use an alternate formula for a grant date valuation as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.
         Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

2 The options for 150,000 shares fully vested on July 24, 1996 and the options for 79,741 shares fully vested on September 15, 1996.

3 The exercise price is equal to the fair market value of the Company's Common Stock on the date of the grant.

----------------------------------------------------------------------------------------------------------------------------------

                                                                      Number of                            Value of
                                                                      Unexercised                          Unexercised
                                                                      Securities                           In-the-Money
                                                                      Underlying                           Options
                                                                      Options at                           at 12/31/96
                                                                      12/31/96                             ($)1
----------------------------------------------------------------------------------------------------------------------------------

                      Shares               Value
Name                  Acquired             Realized
                      on Exercise (#)         ($)1          Exercisable         Unexercisable     Exercisable        Unexercisable

----------------------------------------------------------------------------------------------------------------------------------

Robert L. Borchardt    133,334             $1,902,176        557,175             207,900           $1,547,674            $-0-
Herbert H.Borchardt      NA                   NA               NA                  NA                   NA                NA
Stuart Mont              NA                   NA              44,168              25,000              361,326           3,157
Peter Wish               NA                   NA              22,435              17,000               94,645           3,157
George Calvi            24,834                287,068         26,000              17,000              210,345           3,157
Dennis Wherry            NA                   NA               8,750              12,500                2,368           1,579
Craig A Dykes            NA                   NA               7,800               6,400               38,407             842



1 Market value of underlying securities at exercise or year end, as applicable, minus the exercise price. The per share closing sale price on the Nasdaq Stock Exchange on December 31, 1996 was $14.9375. Certain options granted in 1994, 1995 and 1996 were excluded since they were not in the money at year-end.


Employment Contracts and Change-In-Control Arrangements

          GENERAL. The Company is party to various employment and consulting agreements with certain of the Named Executives as described below. These agreements have been filed with the SEC as exhibits to the Company's periodic filings, to which all of the following descriptions are subject.

          ROBERT L. BORCHARDT EMPLOYMENT AGREEMENT. Effective January 1, 1995, the Company entered into an employment agreement with Robert L. Borchardt, currently its Chief Executive Officer, Co- Chairman of the Board and President, for a ten year term. The agreement automatically is renewed thereafter for successive two-year periods unless either party affirmatively elects to not renew. Such agreement provides for a base annual salary of $850,000 which is to be adjusted annually to reflect the greater of the changes in the consumer price index or 6% ($901,000 effective 1996) and an annual bonus equal to two percent of the Company's net income after taxes for the just-completed year but before deducting the bonus ("Net Income Before Bonus") (but in no event more than two percent of the corresponding Net Income Before Bonus for the prior year) plus five percent of the amount by which such Net Income Before Bonus number for the just-completed year exceeds the Net Income Before Bonus number for the prior year. Mr. Borchardt waived the right to receive certain portions of his 1995 and 1996 bonuses. The agreement references option grants to Mr. Borchardt aggregating 250,000 shares during 1995 and 1996 (exercisable at the fair market value as of the grant date) and requires the Company to exercise its best efforts to grant the employee during the employment term options on 250 shares for each $10,000 by which the Net Income Before Bonus for each just-completed year during the contract term exceeds the Net Income Before Bonus for the prior year (exercisable at the fair market value as of the grant date). Mr. Borchardt received options on 79,741 shares in 1996 with respect to the Company's 1995 earnings and no options in 1997 with respect to 1996 earnings. The agreement provides for disability insurance and medical benefits, vacation and perquisites customary for a chief executive officer as well as certain demand and "piggy back" rights to have his shares of Company stock registered.

          The agreement is terminable by the Company only for "cause" (as defined). If the Company elects not to renew the agreement at its expiration or if the employee terminates employment at age 65, upon a change of control or for "good reason" (as defined), the employee has the right to become a consultant to the Company until the time of his death. As a consultant, Mr. Borchardt would receive an amount equal to his salary at the time of termination of employment for two years, an amount equal to 75% of that salary for two more years and an amount equal to 50% of that salary for the balance of the consultancy period (all such payments being subject to cost of living adjustments). Upon a "change of control" (as defined) during the term of employment or consultancy, the Company is obligated to pay the employee $2 million (subject to cost of living adjustments), the employee would have the right to cause the Company to purchase his shares in the Company and the employee would have the right to remain in employment or to terminate his employment and become a consultant to the Company. If the employee has "good reason" he may terminate his employment or consultancy, in which event he is entitled to receive his salary and bonus or his consultancy fee on a periodic or discounted lump sum basis (at the employee's option) for the balance of the employment and/or consulting period and may elect to receive the cash value of unexercised options (whether vested or not). In certain events the Company is required to gross up payments to reflect certain excise taxes which may be imposed under the Internal Revenue Code. Upon the employee's termination of employment for disability, he would receive his salary and bonus for one year and his salary as in effect at the date of termination and benefits until his death. Upon the employee's death, his estate would receive his salary and bonus for one year and his salary for one additional year thereafter.

          HERBERT H. BORCHARDT EMPLOYMENT AGREEMENT. On May 18, 1987, the Company entered into an employment agreement with Herbert H. Borchardt for a period equal to the life of Mr. Borchardt. Pursuant to the agreement, the Company shall pay Mr. Borchardt not less than $150,000 per annum while he is Chairman of the Board (including Co-Chairman) and not less than $125,000 per annum during his life when he is not Chairman of the Board (such sums being subject to increase based on changes in the consumer price index; for the year commencing January 1, 1996 the respective sums were approximately $213,000 and $177,000). In 1997, this agreement was amended to provide that Mrs. Herbert Borchardt would be retained by the Company as a consultant upon the death of Mr. Borchardt so long as she shall live, for which she will receive annual compensation at a rate equal to one-half of the amount which Mr. Borchardt was receiving as a consultant (or would have received were he a consultant), which payment shall be subject to CPI adjustment, and to provide Mrs. Borchardt with hospitalization and major medical benefits comparable to those provided to Mr. Borchardt.

          LIFE INSURANCE. Pursuant to two separate Split Dollar Life Insurance Agreements effective as of February 24, 1989 among Recoton and Trudi Borchardt and Marvin Schlacter (the "Joint Owners") and Robert L. Borchardt, the Company agreed to maintain life insurance policies on Robert L. Borchardt's life in the aggregate face amount of $2,500,000, the proceeds of which (after reimbursement to the Company for premiums paid) are payable to beneficiaries designated by the Company and the Joint Owners. Pursuant to three separate Split Dollar Life Insurance Agreements effective December 17, 1994 among Recoton, the Robert and the Trudi Borchardt 1994 Family Trust (the "1994 Borchardt Family Trust") and Robert L. Borchardt, the Company agreed to maintain life insurance policies on the joint lives of Robert L. Borchardt and Trudi Borchardt in the aggregate face amount of $10 million and a life insurance policy on the life of Robert L. Borchardt in the face amount of $1.3 million, the proceeds of which (after reimbursement to the Company for premiums paid) are payable to the beneficiary designated by the 1994 Borchardt Family Trust.

          DEFERRED COMPENSATION AGREEMENTS. Pursuant to a Deferred Compensation Agreement effective as of July 1, 1982 between Recoton and Robert L. Borchardt, amounts credited under a prior deferred compensation agreement to Mr. Borchardt plus five percent of the salary which Mr. Borchardt is or may become entitled to receive from the Company together with interest accrued thereon shall be paid to Mr. Borchardt in monthly installments upon termination of his employment for any reason whatsoever. In the event of Mr. Borchardt's death, all or any unpaid portion of his deferred compensation shall be payable to a beneficiary designated by Mr. Borchardt. Mr. Wish and the Company entered into a similar Deferred Compensation Agreement effective as of October 1, 1982, and Mr. Calvi and the Company entered into a similar Deferred Compensation Agreement effective as of October 1, 1991.

          CHANGE OF CONTROL ARRANGEMENT. Options granted under the Company's 1991 Stock Option Plan may include provisions accelerating the vesting schedule in the case of defined changes-in-control. Options granted to-date under such plan have included such provision. See also the discussion above regarding the Robert L. Borchardt Employment Agreement.

COMPENSATION OF DIRECTORS

          During 1996, none of the directors who are employees of the Company received any compensation in addition to his regular compensation from the Company for any services as a director or as a member of a committee of the Board of Directors. Each of the directors who was not an employee of the Company received an annual retainer of $10,000 in 1996 and was reimbursed for expenses, if any, incurred in attending meetings. (See "Certain Relationships and Related Transactions" transactions with directors or their affiliates for services other than as a director.)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          No member of the Company's Compensation Committee and Stock Option Committees is employed by the Company. Mr. McPherson was an officer and employee of the Company until 1989 and was retained by the Company as a consultant through December 31, 1993 and a company of which Mr. Friedman is principal was under retainer by the Company during 1996 (see "Certain Relationships and Related Transactions"). No director of the Company served, during the last completed fiscal year, as an executive officer of any entity whose compensation committee (or other comparable committee, or the Board, as appropriate) included an executive officer of the Company. There are no "interlocks" as defined by the Securities and Exchange Commission ("SEC").




 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information, as of April 28, 1997, with respect to the beneficial ownership of Common Stock by (i) each director, (ii) each Named Executive, (iii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (iv) all executive officers and directors as a group.


-----------------------------------------------------------------------------------------------------------
                                                                        Amount and Nature
                                                                        of
                                                                        Beneficial
                                                                        Ownership1
-----------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner2                                        Number           Percent
-----------------------------------------------------------------------------------------------------------

Robert L. Borchardt3,4                                                      2,106,083         17.54%
Herbert H. Borchardt                                                            1,667           *
George Calvi4                                                                  54,608           *
Stephen Chu5                                                                  199,803          1.75
Craig A. Dykes4                                                                    8,800           *
Paul E. Feffer                                                                  1,000           *
Irwin S. Friedman4,6                                                           37,500           *
Joseph M. Idy                                                                  10,000           *
Ronald E. McPherson                                                            30,194           *
Joseph H. Massot4                                                              43,555           *
Stuart Mont4                                                                   83,699           *
Robert G. Shaw                                                                      0           *
Dennis Wherry4                                                                 10,750           *
Peter Wish4                                                                    36,341           *
First Pacific Advisors, Inc.7                                               1,638,100         14.38
All directors and executive officers
as a group (20 persons)4                                                    2,681,628         22.00



         * Less than 1%

1 Unless it is so stated otherwise, each holder owns the reported share directly and has sole voting and dispositive power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days after April 28, 1997, including by way of exercise of outstanding options.

2 Except as otherwise noted below, the address of all persons is c/o Recoton Corporation, 2950 Lake Emma Road, Lake Mary, Florida 32746. The address of Mr. Chu is c/o STD Holding, Unit F-J, 5th Floor, Block 2, Kwai Tak Industrial Centre, Kwai Tak Street, Kwai Chung, NT, Hong Kong; the address of Mr. Feffer is 60 Sutton Place, New York, NY 10022; the address of Mr. Friedman is 730 Fifth Avenue, New York, New York 10019; the address of Mr. Idy is 440 Royal Palm Way, Palm Beach, Florida 33480; the address of Mr. Shaw is 25 Tri-State International Office Center, Lincolnshire, IL 60609; and the address of Mr. McPherson is 6519 Sweet Maple Lane, Boca Raton, Florida 33433.

3 Includes 319,999 shares held by Mr. R. Borchardt as trustee for his children and 39,909 shares held by Mr. R. Borchardt's wife. Mr. R. Borchardt disclaims beneficial ownership of the shares owned by his wife. Also includes 546,666 shares held by a trust of which Mr. R. Borchardt and Mr. Irwin Friedman are the trustees and of which Mr. Borchardt is the beneficiary (the "Borchardt Trust"), the beneficial ownership of which shares may be attributable to Mr. R. Borchardt, 516,393 shares held by a revocable living trust of which Mr. R. Borchardt is the sole trustee, 19,999 shares held in an individual retirement account in Mr. R. Borchardt's name and 616,225 share subject to stock options exercisable as of April 28, 1997 or within 60 days thereof. Excludes 406,092 shares as to which Mr. Borchardt holds a proxy pursuant to an agreement between the Company, Mr. Borchardt, Stephen Chu and other shareholders, which shares are to be voted consistent with the recommendation of the Board of Directors of the Company, and 30,000 shares held by a foundation of which Mr. Borchardt is a director.

4 Includes shares of Common Stock subject to stock options exercisable as of April 28, 1997 or within 60 days thereof as follows: Mr. R.
         Borchardt: 616,225; Mr. Calvi: 13,000; Mr. Dykes: 8,800; Mr. Friedman:
         7,500; Mr. Massot: 27,834; Mr. Mont: 48,168; Mr. Wherry: 10,750; Mr.
         Wish: 20,167; and all executive officers and directors as a group:
         795,444.

5 Such shares are subject to an agreement between Mr. Chu, the Company, Robert Borchardt and other shareholders pursuant to which Mr. Borchardt holds a proxy to vote the shares consistent with the recommendation of the Board of Directors of the Company.

6        Does not include the shares held by the Borchardt Trust, of which Mr.
         Friedman is a trustee.

7 Based on a Schedule 13G Statement dated February 12, 1997, and filed with the Securities and Exchange Commission, First Pacific Advisors, Inc. had shared voting power with respect to 653,100 shares and shared dispositive power with respect to 1,638,100; such shareholder's address is 11400 West Olympic Boulevard, Suite 1200, Los Angeles, CA 90064. The Company cannot determine from such filing if any natural persons control the shares beneficially owned by First Pacific Advisors, Inc.



 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In August 1996 the Company acquired International Jensen Incorporated (Jensen), a Delaware corporation, by way of merger. Jensen has been renamed Recoton Audio Corporation (Recoton Audio). Immediately prior to such acquisition, Jensen sold its original equipment manufacturing (OEM) business (excluding the related receivables, which were sold to a financial institution) to IJI Acquisition Inc. (IJI Acquisition), a company controlled by Robert G. Shaw, the former Chairman of the Board, President and Chief Executive Officer of Jensen (and the current President of Recoton Audio, a Vice President of the Company and a director of Recoton Audio and the Company) for approximately $8,344,000 with IJI Acquisition also assuming related debt and liabilities. IJI Acquisition was renamed International Jensen Incorporated after the acquisition of Jensen by the Company. IJI Acquisition's sole stockholder is Robert G. Shaw.

          Recoton Audio, the Company and IJI Acquisition are parties to a number of agreements, including a Management Services Agreement, a Supply and Services Agreement, a Shared Facilities Agreement, a Non-Competition Agreement and a License Agreement. Pursuant to the Management Services Agreement, which has an initial term of one year and is automatically renewed unless otherwise terminated, Mr. Shaw and certain other employees of the Company are authorized to perform various managerial and administrative services for IJI Acquisition during the course of their employment by the Company, for which IJI Acquisition pays Recoton a fee (pursuant to which IJI paid Recoton Audio approximately $98,000 in 1996). The Supply and Services Agreement provides for IJI Acquisition to supply Recoton Audio's requirements for certain products and services for a term of twelve months (pursuant to which Recoton Audio paid IJI Acquisition approximately $1,005,000 in 1996). The Shared Facilities Agreement governs the use of facilities in Schiller Park and Lincolnshire, Illinois leased by Recoton Audio but also used by IJI Acquisition (pursuant to which IJI Acquisition paid Recoton Audio approximately $146,000 in facility fees in 1996 under such agreement); such agreement may be terminated by Recoton Audio or IJI Acquisition at any time on six-month's notice after February 1997. The Non-Competition Agreement provides that Recoton Audio and IJI Acquisition each will not compete in certain areas of each other's business, with certain exceptions. Pursuant to the License Agreement, Recoton Audio has granted IJI Acquisition a ten-year, world-wide royalty-bearing license to use the trademarks of Recoton Audio in OEM business applications in the automotive, truck, recreation vehicle, aircraft or other motorized vehicle markets, for which no royalties were due in 1996.

          In July 1996 Robert L. Borchardt sold 65,000 shares of the Company's Common Stock to the Corporation at $17.75 per share, a price equal to the then-current market value, having previously exercised options to purchase 133,334 shares.

         For services rendered during the fiscal year ended December 31, 1996, the Company paid in 1997 a total of $50,000 to I. Friedman Equities, Inc. ("Equities"), of which Mr. Friedman, a director of the Company, is a principal shareholder for financial consulting services.



         The following directors and executive officers of the Company received loans aggregating in excess of $60,000 outstanding at any time in 1996, their relationship with the Company, the maximum amount borrowed and the outstanding balance as of April 28, 1997:


PERSON                        Relationship                           Maximum               Current
                                                                                           Balance

Stuart Mont                   Chief Operating                        $357,921              $302,781
                              Officer,
                              Chief Financial
                              Officer,
                              Executive Vice
                              President-
                              Operations, Director

William                       Vice                                   $215,450              $215,450
McGreevy                      President-Engineering





                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RECOTON CORPORATION

                                            By: /S/ JOSEPH MASSOT

                                                Joseph Massot, Vice President


Dated:  April 28, 1997