Form 10-Q
period 1997-03-31
RECOTON CORP
filed 1997-05-15
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

 (MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                              OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,392,183 shares of Common Stock, par value $.20 per share, as of May 12, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      RECOTON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                             MARCH 31,         DECEMBER 31,
                                                                           ------------        -------------
                                         ASSETS                                  1997              1996
                                         ------                            ------------        -------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   11,492           $  29,130
   Accounts receivable (less allowance for doubtful
       accounts of $3,723,000 in 1997 and $3,119,000
       in 1996)                                                                  82,681             101,278
   Inventories                                                                  111,875             106,987
   Prepaid, refundable and deferred income taxes                                 13,080              12,182
   Prepaid expenses and other current assets                                      9,547               8,687
                                                                             ----------          ----------

                  TOTAL CURRENT ASSETS                                          228,675             258,264

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                                30,960              30,578
TRADEMARKS AND PATENTS (less accumulated amortization)                            5,287               5,509
GOODWILL (less accumulated amortization)                                         30,904              31,251
DEFERRED INCOME TAXES                                                             5,999               5,985
OTHER ASSETS                                                                      3,608               3,146
                                                                              -----------         ---------
                  T O T A L                                                    $305,433            $334,733
                                                                              ===========         ==========
                                       LIABILITIES

CURRENT LIABILITIES:
   Bank loans and drafts payable                                              $  18,250            $ 42,945
   Current portion of long-term debt                                              8,671               8,683
   Accounts payable                                                              26,990              28,634
   Accrued expenses                                                              16,020              17,834
   Income taxes payable                                                           1,227               1,361
                                                                              -----------         ----------

                  TOTAL CURRENT LIABILITIES                                      71,158              99,457

LONG-TERM DEBT (less current portion above)                                     100,511             101,753
OTHER NONCURRENT LIABILITIES                                                      7,975               5,049
                                                                            -----------          ----------

                  TOTAL LIABILITIES                                             179,644             206,259
                                                                              ---------            --------

                                  STOCKHOLDERS' EQUITY

PREFERRED STOCK - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                  --                  --
COMMON STOCK - $.20 par value each - authorized
   25,000,000 shares; issued 12,617,250 shares in
   1997 and 12,597,982 shares in 1996                                             2,523               2,520
ADDITIONAL PAID-IN CAPITAL                                                       75,932              75,913
RETAINED EARNINGS                                                                57,709              57,177
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                               (4,260)             (1,021)
                                                                             ------------          ---------
                  TOTAL                                                         131,904             134,589

TREASURY STOCK - 1,225,067 shares in 1997 and
   1996, at cost                                                                 (6,115)             (6,115)
                                                                             ----------          ----------

                  TOTAL STOCKHOLDERS' EQUITY                                    125,789             128,474
                                                                              ---------            --------

                   T O T A L                                                   $305,433            $334,733
                                                                              ==========          ==========
                                The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -------------------
                                                                                  1997              1996
                                                                                  -----            ------
NET SALES                                                                         $95,761          $54,561
COST OF SALES                                                                      59,623           33,619
                                                                                 --------         --------
GROSS PROFIT                                                                       36,138           20,942
                                                                                 --------         --------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       34,819           18,302
INTEREST EXPENSE                                                                    2,574              647
INVESTMENT INCOME                                                                    (322)             (64)
                                                                                ---------       ----------

            T O T A L                                                              37,071           18,885
                                                                                  -------          -------

INCOME (LOSS) BEFORE INCOME TAXES                                                    (933)           2,057
INCOME TAX (PROVISION) CREDIT                                                       1,465             (451)
                                                                                 --------        ---------

NET INCOME                                                                       $    532          $ 1,606
                                                                                 ========          =======

INCOME PER SHARE:
    PRIMARY                                                                      $    .05             $.14
                                                                                  =======             ====

    ASSUMING FULL DILUTION                                                       $    .05             $.14
                                                                                 ========             =====

AVERAGE NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
    PRIMARY                                                                        11,580            11,668
                                                                                   ======            ======
    ASSUMING FULL DILUTION                                                         11,580            11,682
                                                                                   ======            ======
DIVIDENDS                                                                           NONE             NONE
                                                                                   ======            ======


                                    The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1997           1996
                                                                                        ----------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    532        $  1,606
                                                                                        --------        --------
   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                         1,892             967
      Amortization of intangibles                                                            859             508
      Provision for losses on accounts receivable                                            271              65
      Deferred income taxes                                                                 (421)            (83)
      Change in asset and liability accounts
      (net of effects of acquisitions):
         Accounts receivable                                                              18,210           8,036
         Inventory                                                                        (1,293)            472
         Prepaid and refundable income taxes                                                (521)
         Prepaid expenses and other current assets                                          (630)           (949)
         Other assets                                                                     (1,244)           (170)
         Accounts payable and accrued expenses                                            (4,831)         (4,483)
         Income taxes payable                                                                (85)         (2,308)
         Other noncurrent liabilities                                                      1,039             (11)
                                                                                        --------       ---------

             TOTAL ADJUSTMENTS                                                            13,246           2,044
                                                                                         -------         -------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                    13,778           3,650
                                                                                         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions (net of cash acquired of
      approximately $97,000 in 1997)                                                        (267)
   Expenditures for trademarks, patents and
      intellectual property                                                                  (17)            (44)
   Expenditures for property and equipment                                                (1,793)         (2,267)
   Loan to International Jensen Incorporated                                                              (2,000)
                                                                                     -----------         -------

             NET CASH USED FOR INVESTING ACTIVITIES                                       (2,077)         (4,311)
                                                                                         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under credit agreements and bridge loans                             $(99,933)        $(4,418)
    Net proceeds from sale of senior notes                                               75,000
    Repayments of bank loans assumed upon
       acquisition of businesses                                                         (2,767)
    Repayment of long-term bank borrowings                                               (1,254)          (1,509)
    Proceeds from exercise of stock options                                                  22              494
    Income tax benefit applicable to exercise of stock options                                               192
                                                                                       ----------        --------

             NET CASH USED FOR FINANCING ACTIVITIES                                     (28,932)          (5,241)
                                                                                       --------          -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                        (407)              (8)
                                                                                     ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (17,638)          (5,910)

CASH AND CASH EQUIVALENTS - JANUARY 1                                                    29,130           12,393
                                                                                       --------          -------

CASH AND CASH EQUIVALENTS - MARCH 31                                                    $11,492          $ 6,483
                                                                                        =======          =======

SUPPLEMENTAL DISCLOSURES:
    INTEREST PAID                                                                      $  1,836         $    660
                                                                                       ========         ========

    INCOME TAXES PAID (REFUNDS RECEIVED)                                               $ (1,059)         $ 2,678
                                                                                       ========          =======

                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE A  -     The attached summarized financial information does not
              include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1996, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

NOTE B  -     The financial information reflects all normal
              recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.
              Historically, the Company's sales and earnings have been higher in the second half of each year.

NOTE C  -     Inventory at March 31, 1997 is comprised of:

              Raw materials and work-in-process                   $  26,671
              Finished goods                                         76,718
              Merchandise in-transit                                  8,486
                                                                   -----------

                      T O T A L                                    $111,875

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Comparison of the quarters ended March 31, 1997 and 1996:

                              RESULTS OF OPERATIONS

         Net sales for the first quarter of 1997 increased by 75.5% to $95.8 million from $54.6 million in the same period in 1996. The sales increase is attributable to sales of the speaker and related product lines which were procured with the acquisition of International Jensen Incorporated (now known as Recoton Audio Corporation, or RAC) in late August 1996 and to increased sales of the InterAct and STD video game and multi-media product lines. RAC's net sales were $35.9 million for the first quarter of 1997; the balance of the increase was due predominantly to increased sales at Interact/STD.

     Gross profit for the first quarter of 1997 increased by approximately $15.2 million as compared to the first quarter of 1996, and decreased as a percentage of net sales from 38.4% to 37.7%. The dollar increase is a result of increased sales volume, while the percentage decrease was primarily attributable to aggressive pricing in a soft consumer electronics sales environment and lower gross margins on the Company's speaker products.

         Selling, general and administrative expenses for the first quarter of 1997 increased by approximately $16.5 million to $34.8 million as compared to the first quarter of 1996, and increased as a percentage of net sales from 33.5% to 36.4%. The major portion of the dollar and percentage increases was attributable to the acquired RAC operations and the inclusion of Christie Design Corporation for a full quarter (Christie began shipments in March of 1996). As the consolidation of the RAC operations into the Company's Florida facilities occurs, currently planned for the latter half of 1997, certain duplicate selling, general and administrative expenses which occurred during the first quarter of 1997 should be eliminated.

         Interest expense (net of interest income) increased by approximately $1.7 million to $2.3 million in the first quarter of 1997 as compared to the first quarter of 1996. The increase is primarily attributable to the increased debt associated with the acquisition and operations of RAC, acquired in August 1996. Interest is expected to remain higher in 1997 than in 1996 as a result of the additional debt incurred.

         The Company incurred a quarterly loss before income taxes of $.9 million for 1997 as compared to an income before income taxes of $2.1 million in the first quarter of 1996. The major portion of the loss is attributable to losses incurred from the operations of RAC and related expenses; namely, $2.1 million in interest expense and $.2 million in amortization of intangible assets.

         The Company's income taxes and effective consolidated income tax rate have been affected by changes in the proportion of domestic and foreign earnings which have occurred primarily after the acquisition of STD in September 1995. While earnings from North America and Western Europe are primarily taxed at or close to United States income tax rates, earnings from the Company's Asian operations are taxed at a maximum rate of 16.50%. The Company's pretax loss of $.9 million for the three months ended March 31, 1997 is comprised of the excess of domestic losses over foreign (primarily Asian) earnings. This resulted in an income tax credit which exceeded the consolidated pretax loss for the period since the tax credits attributable to the domestic losses were disproportionately higher than the income tax expense attributable to the foreign earnings. Management is unable to estimate whether the Company's effective income tax rate for the first quarter of 1997 will be indicative of its effective income tax rate for the year ending December 31, 1997, or thereafter because of changes in the proportion of domestic and foreign taxable earnings which might occur.

         Earnings per share were $.05 on both a primary and fully-diluted basis for the three months ended March 31, 1997 based on 11,580,000 average common and common equivalent shares outstanding (on both a primary and fully-diluted basis). For the comparable three months of 1996, earnings per share were $.14 on both a primary and fully-diluted basis. The 1996 per share calculations were based on 11,668,000 (11,682,000 on a fully-diluted basis) average common and common equivalent shares outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

         In August 1996, the Company entered into a multibank $120 million bridge facility, which was subsequently increased to $135 million, to accommodate the acquisition of RAC and to finance the Company's on-going operations. In January 1997, the Company completed a $75 million private placement of 10-year senior notes, the proceeds of which were utilized to reduce the bridge facility, which facility was then converted and increased to a four-year $15 million term loan and a three-year $50 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of RAC indebtedness assumed on its acquisition. At March 31, 1997, outstanding borrowings and letters of credit under the revolving facility were approximately $30.9 million.

         At March 31, 1997, the Company had working capital of approximately $157.5 million as compared to approximately $158.8 million at December 31, 1996. However, the Company's ratio of current assets to current liabilities increased to 3.2 to 1 at March 31, 1997 as compared with 2.6 to 1 at December 31, 1996. The increase in the working capital ratio is primarily the result of decreases in both current assets and current liabilities due to normal seasonal fluctuations.

         In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for $.7 million; no shares were repurchased pursuant to such authorization in 1996 or in the three months ended March 31, 1997. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's new loan agreements.

         In April 1995, Recoton formed Christie Design Corporation, then located in Chatsworth, California. This wholly-owned subsidiary, which develops and markets speaker products, commenced manufacturing and shipments in March 1996. Through March 31, 1997, the Company has expended approximately $3.9 million of start-up and capital costs for this subsidiary.

         In September 1995, Recoton acquired STD, a Hong Kong-based international manufacturer and marketer of multimedia and computer accessories, including video game joysticks, controllers and accessories and computer speakers sold under the InterAct and STD brand names. STD's operations are in Hong Kong, the People's Republic of China and Maryland (U.S.A.). The total cost of the purchase of $22.7 million was paid through a combination of cash and 406,092 Recoton Common Shares (valued at $8.3 million). In connection with the acquisition, the Company assumed notes and loans payable of approximately $6.1 million. The cash portion of the purchase price was initially borrowed under existing bank lines of credit. In December 1995, the Company obtained a five-year bank term loan to replace these borrowings.

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

         In December 1996, the Company, through a German subsidiary, acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany) for a cost of approximately $1.3 million. Heco is a leading brand of home speakers in Germany.

         In February 1997, Recoton acquired the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $285,000 and assumed certain outstanding debt of approximately $2.9 million. Tambalan markets headphones and other consumer electronics products in the United Kingdom and other European countries under the trade name Ross Consumer Products. Tambalan is located in England and also has a branch operation in Hong Kong.

         The Company began construction of a 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The estimated cost of the building construction is approximately $5 million.

     To date foreign currency fluctuations have not materially affected the company's results of operations. The Company believes there is currently a limited exposure to loss due to foreign currency risks in its Asian subsidiaries. The Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.73 to US $1.00. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. However, as a result of the RAC, Heco and Tambalan acquisitions, the Company's newly acquired operations in Western Europe are exposed to variations in foreign exchange rates. Due to the strengthening of the U.S. dollar against foreign currencies in the first quarter of 1997, the Company's stockholders' equity was reduced by a foreign currency translation adjustment of approximately $3 million. If there are any further material adverse changes in the relationships between the European and Canadian currencies with the United States dollar, such changes could adversely affect the results of the Company's European and Canadian operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                     (10.32) Amendment Agreement to Note Purchase
                  Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers, dated as of May 13, 1997

                     (27)    Financial Data Schedule


         (b) Reports on Form 8-K: none

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RECOTON CORPORATION


                                       /S/ STUART MONT
                                       Stuart Mont
                                       COO, CFO, Exec. V. P.-Operations,
                                       Secretary


                                       /S/ JOSEPH H. MASSOT
                                       Joseph H. Massot
                                       Vice President,
                                       Treasurer, Asst. Sec. and
                                       Principal Accounting Officer
Dated: May 13, 1997

                                  EXHIBIT INDEX


NUMBER                            DESCRIPTION

10.32                             Amendment Agreement to Note
                                  Purchase Agreement dated
                                  January 6, 1997 between Recoton
                                  Corporation and the several
                                  purchasers, dated as of May 13, 1997

27                                Financial Data Schedule