Form 10-Q
period 1997-06-30
RECOTON CORP
filed 1997-08-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

 (MARK ONE)

x/       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ___________


                         Commission file number: 0-5860
                          ----------------------------

                               RECOTON CORPORATION
             (Exact name of Registrant as Specified in its Charter)

             NEW YORK                                     11-1771737
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,402,194 shares of Common Stock, par value $.20 per share, as of August 13, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                         JUNE 30,                DECEMBER 31,
                                  ASSETS                                                   1997                      1996
                                                                                      --------------            --------------
                                                                                        (UNAUDITED)


CURRENT ASSETS:
   Cash and cash equivalents                                                             $ 11,986                  $ 29,130
   Accounts receivable (less allowance for
     doubtful accounts of $3,887,000 in 1997 and
     $3,119,000 in 1996)                                                                   84,978                   101,278
   Inventories                                                                            117,985                   106,987
   Prepaid, refundable and deferred income taxes                                           16,327                    12,182
   Prepaid expenses and other current assets                                                9,889                     8,687
                                                                                          -------                   -------
                      TOTAL CURRENT ASSETS                                                241,165                   258,264

PROPERTY AND EQUIPMENT (at cost, less
  accumulated depreciation and amortization)                                               32,667                    30,578
TRADEMARKS AND PATENTS (less accumulated amortization)                                      5,372                     5,509
GOODWILL (less accumulated amortization)                                                   32,393                    31,251
DEFERRED INCOME TAXES                                                                       5,999                     5,985
OTHER ASSETS                                                                                3,626                     3,146
                                                                                           ------                     -----

                     T O T A L                                                           $321,222                  $334,733
                                                                                         ========                  ========

                                  LIABILITIES

CURRENT LIABILITIES:
   Bank loans and drafts payable                                                         $ 32,600                  $ 42,945
   Current portion of long-term debt                                                        8,719                     8,683
   Accounts payable                                                                        29,192                    28,634
   Accrued expenses                                                                        15,062                    17,834
   Income taxes payable                                                                     2,240                     1,361
                                                                                          ------                    -------
                     TOTAL CURRENT LIABILITIES                                             87,813                    99,457


LONG-TERM DEBT (less current portion above)                                                98,609                   101,753
OTHER NONCURRENT LIABILITIES                                                                8,394                     5,049
                                                                                          ------                   --------

                     TOTAL LIABILITIES                                                    194,816                   206,259
                                                                                         --------                   -------

                              STOCKHOLDERS' EQUITY

PREFERRED STOCK - $1.00 par value each -
   authorized 10,000,000 shares; none issued                                                 --                        --
COMMON STOCK - $.20 par value each - authorized
    25,000,000 shares; issued 12,622,561 shares in
    1997 and 12,597,982 shares in 1996                                                      2,525                    2,520

ADDITIONAL PAID-IN CAPITAL                                                                 76,010                   75,913
RETAINED EARNINGS                                                                          58,792                   57,177
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                         (4,805)                  (1,021)
                                                                                        ----------                 --------

                       TOTAL                                                              132,522                   134,589

TREASURY STOCK - 1,225,167 shares in 1997
   and 1,225,067 shares in 1996, at cost                                                   (6,116)                   (6,115)

                       TOTAL STOCKHOLDERS' EQUITY                                         126,406                   128,474
                                                                                         --------                   -------

                       T O T A L                                                         $321,222                 $334,733
                                                                                         =========                 =========

                   The attached notes are made a part hereof.


                                       RECOTON CORPORATION AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                 ---------------------          ----------5---------
                                                                 1997          1996            1996              1997
                                                                 ----          ----            ----              ----

NET SALES                                                      $108,538         $51,843         $204,299         $106,404
COST OF GOODS SOLD
                                                                 65,854          32,635          124,779           66,254
                                                                 ------         -------         --------         --------

GROSS PROFIT
                                                                 42,684          19,208          79,520           40,150
                                                                 ------          ------          ------           -------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                        40,318          17,981          75,661            36,283
  INTEREST EXPENSE                                                2,930            507            5,504             1,154
INVESTMENT INCOME                                                 (172)            (80)            (320)            (144)
                                                                 ------          ------          -------           ------
               T O T A L                                        43,076          18,408          80,845           37,293
                                                                ------         -------          ------           -------

INCOME (LOSS) BEFORE INCOME TAXES                                 (392)           800           (1,325)           2,857
INCOME TAX CREDIT (PROVISION)                                    1,475          (235)           2,940             (686)
                                                                  -----          -----           -----            -----
NET INCOME                                                      $ 1,083        $  565          $ 1,615           $2,171
                                                                  =====         =====            ======           =====

EARNINGS PER COMMON SHARE:
    Primary                                                        $.09          $.05            $ .14           $  .19
                                                                  =====         ======           =====           =======
    Assuming full dilution                                         $.09          $.05            $.14             $.19
                                                                   ====          ======           =====           =======

NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
    Primary                                                      11,561         11,709          11,570           11,694
                                                                 ======         ======          ======           ======
    Assuming full dilution                                       11,564         11,709          11,572           11,702
                                                                 ======         ======          ======           ======
    Dividends                                                     NONE            NONE            NONE            NONE
                                                                 ======         ======          ======           =====

                   The attached notes are made a part hereof.


                                       RECOTON CORPORATION AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                          (TABULAR AMOUNTS IN THOUSANDS)


                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                          ---------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             1997                   1996
                                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 1,615                  $ 2,171
                                                                                            -----                  -------
   Adjustments to reconcile results of operations
   to net cash provided by operating activities:
       Depreciation                                                                         3,673                    1,944
       Amortization of intangibles                                                          1,579                    1,170
       Provision for losses on accounts receivable                                          1,037                      168
       Deferred income taxes                                                                 (111)                    (706)
       Change in asset and liability accounts
       (net of effects of acquisitions):
          Accounts receivable                                                              15,987                   16,840
          Inventory                                                                       (11,199)                   1,220
          Prepaid and refundable income taxes                                              (3,896)                  (2,311)
          Prepaid expenses and other current assets                                          (975)                  (3,187)
          Other assets                                                                       (817)                    (189)
          Accounts payable and accrued expenses                                            (4,378)                  (7,190)
          Income taxes payable                                                                727                   (1,017)
          Other noncurrent liabilities                                                      2,667                       44
                                                                                          ------                     ------

               TOTAL ADJUSTMENTS                                                            4,294                    6,786
                                                                                          --------                   ------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                                    5,909                    8,957
                                                                                          --------                   -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions (net of cash acquired of
       approximately $97,000 in 1997)                                                       (327)
   Expenditures for trademarks, patents and
       intellectual property                                                                 (86)                      (81)
   Expenditures for property and equipment                                                (5,084)                   (3,500)
   Loan to International Jensen Incorporated                                                                        (2,000)
                                                                                          -------                   -------

               NET CASH USED FOR INVESTING ACTIVITIES                                     (5,497)                   (5,581)
                                                                                          -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under credit agreements and bridge loans                               $(86,587)                 $(9,755)
    Net proceeds from sale of senior notes                                                 75,000
    Repayments of bank loans assumed upon
        acquisition of businesses                                                         (2,767)
    Repayment of long-term bank borrowings                                                (2,490)                   (2,760)
    Proceeds from exercise of stock options                                                   22                      1,384
    Purchase of treasury stock                                                               (1)
    Income tax benefit applicable to exercise of stock options                                                       1,119
                                                                                          --------                 --------

            NET CASH USED FOR FINANCING ACTIVITIES                                        (16,823)                 (10,012)
                                                                                         ---------                 --------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                         (733)                       (12)
                                                                                          -------                  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (17,144)                   (6,648)

CASH AND CASH EQUIVALENTS - January 1                                                      29,130                    12,393
                                                                                          -------                  ---------
CASH AND CASH EQUIVALENTS - JUNE 30                                                       $11,986                  $  5,745
                                                                                          =======                  ========
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                         $ 4,722                   $   973
                                                                                          =======                   ========
    Income taxes paid (net of refunds received)                                           $    59                   $ 3,352
                                                                                           ======                   ========

NONCASH ACTIVITIES:
     In 1997, equipment with an aggregate cost of approximately $345,000 was financed by capital lease obligations. In connection with the exercise of incentive stock options in 1996, 143,701 shares of common stock were issued in exchange for 25,315 shares of previously issued common stock with a market value of $449,678.


                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

NOTE C -       Inventory at June 30, 1997 is comprised of:

                    Raw materials and work-in-process       $ 33,397
                    Finished goods                            73,905
                    Merchandise in-transit                    10,683
                                                            --------
                       TOTAL                                $117,985
                                                            ========

NOTE D - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. The principal difference between primary and basic EPS is that common stock equivalents are not included with the weighted average number of shares outstanding used in the computation of basic EPS. Diluted EPS is computed similarly to fully diluted EPS. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data. Early adoption is not permitted. The Company does not expect a material impact on reported earnings per share from the adoption of this standard.

NOTE E - In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota and other instances of undervaluation and other miscellaneous matters. Management is hopeful of reaching a settlement of this matter. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for its ultimate outcome, which could be material in relation to the Company's current operations and/or financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

               Comparison For the Quarters Ended June 30, 1997 and 1996 and the Six Months Ended June 30, 1997 and 1996

                              RESULTS OF OPERATIONS

         Net sales for the quarter ended June 30, 1997 totaled $108.5 million, an increase of $56.7 million or 109.4% from the second quarter 1996 level of $51.8 million. Net sales for the six months ended June 30, 1997 totaled $204.3 million, up nearly $97.9 million or 92% from the $106.4 million level reported for the six months ended June 30, 1996. The sales increases are primarily attributable to: (1) the inclusion of sales by Recoton Audio Corporation (RAC) (f/k/a International Jensen Incorporated) of approximately $36 million and $81 million for the three and six month periods ended June 30, 1997, which company was acquired by Recoton in August 1996 and (2) continued strong demand for STD/Interact game accessories.

          Gross profit for the quarter ended June 30, 1997 was $42.7 million or 39.3% of sales. In comparison, for the quarter ended June 30, 1996 the Company's gross profit was $19.2 million or 37.1% of sales. For the six months ended June 30, 1997, gross profit was $79.5 million or 38.9% of sales vs. $40.2 million or 37.7% of sales reported for the six months ended June 30, 1996. The dollar increases in gross profit are primarily reflective of the addition of sales by RAC and the percentage increase is primarily attributable to a higher margin product mix.

          Selling, general and administrative expenses for the quarter ended June 30, 1997 totaled $40.3 million or 37.1% of sales. For the quarter ended June 30, 1996, these expenses totaled $18.0 million or 34.7% of sales. Selling, general and administrative expenses totaled $75.7 million or 37% of sales for the six months ended June 30, 1997 as compared to $36.3 million or 34.1% of sales for the same period of 1996. The major portion of the dollar and percentage increases was attributable to the acquired RAC operations. As the consolidation of the RAC operations into the Company's Florida facilities occurs during the latter half of 1997, certain duplicate selling, general and administrative expenses which occurred during the first half of 1997 should be eliminated.

          Interest expense totaled $2.9 million for the quarter ended June 30, 1997 and $5.5 million year to date. At June 30, 1996, interest expense totaled $.5 million for the quarter and $1.2 million for the six month period. The increase is attributable to the debt associated with the Company's acquisitions. Interest is expected to remain higher in 1997 than in 1996 as a result of the additional debt incurred.

          For the quarter ended June 30, 1997, the Company incurred a loss before income taxes of $.4 million as compared to income before income taxes of $.8 million for the same period in 1996. For the six months ended June 30, 1997, the Company incurred a loss of $1.3 million before income taxes as compared to income before income taxes of $2.9 million in 1996. The major portion of the losses is attributable to the increase in interest expense associated with the RAC acquisition and losses incurred from the operations of RAC and Christie Design Corporation.

          The Company's income taxes and effective consolidated income tax rate have been affected by changes in the proportion of domestic and foreign earnings. While earnings from North America and Western Europe are primarily taxed at or close to United States income tax rates, earnings from the Company's Asian operations are taxed at a maximum rate of 16.5%. The Company's year to date pretax loss of $1.3 million at June 30, 1997 is comprised of the excess of domestic losses over foreign earnings. This resulted in a net income tax credit which exceeded the consolidated pretax loss for the period because the tax credits attributable to the domestic losses were higher than the income tax expense attributable to the foreign earnings. Management is unable to estimate whether the Company's effective income tax rate for the six months ended June 30, 1997 will be indicative of its effective income tax rate for the year ending December 31, 1997 or thereafter because of changes in the proportion of domestic and foreign taxable earnings which might occur.

          Earnings per share were $.09 on both a primary and fully-diluted basis for the quarter ended June 30, 1997 based on common and common equivalent shares outstanding of 11,561,000 on a primary basis and 11,564,000 on a fully diluted basis . For the quarter ended June 30, 1996, earnings per share were $.05 on both a primary and fully-diluted basis based on common and common equivalent shares outstanding of 11,709.000 on both a primary and fully- diluted basis. For the six months ended June 30,1997, earnings per share on a primary and fully-diluted basis were $.14 based on 11,570,000 shares (primary) and 11,572,000 shares (fully-diluted). In 1996, earnings per share for the six months ended June 30 were $.19 (on a primary and fully-diluted basis) based on common and common equivalent shares outstanding of 11,694,000 (primary) and 11,702,000 (fully-diluted).

          Statement of Financial Accounting Standards No. 128 , "Earnings Per Share," establishes revised standards for computing and presenting earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997 and will be implemented by the Company by December 31, 1997. The Company does not expect a material impact on reported EPS from the adoption of this standard.

                         LIQUIDITY AND CAPITAL RESOURCES

          In August 1996, the Company entered into a multibank $120 million bridge facility, which was subsequently increased to $135 million, to accommodate the acquisition of RAC and to finance the Company's on-going operations. In January 1997, the Company completed a $75 million private placement of 10-year senior notes, the proceeds of which were utilized to reduce the bridge facility, which facility was then converted and increased to a four-year $15 million term loan and a three-year $50 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of RAC indebtedness assumed on its acquisition. At June 30, 1997, outstanding borrowings and letters of credit under the revolving facility were approximately $42.5 million.

          At June 30, 1997, the Company had working capital of approximately $153.4 million as compared to approximately $158.8 million at December 31, 1996. However, the Company's ratio of current assets to current liabilities increased to 2.7 to 1 at June 30, 1997 as compared with 2.6 to 1 at December 31, 1996.

          In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for $.7 million; no shares were repurchased pursuant to such authorization in 1996 or in the six months ended June 30, 1997. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's loan agreements.

          In April 1995, Recoton formed Christie Design Corporation. This wholly-owned subsidiary, which develops and markets speaker products, commenced manufacturing and shipments in March 1996. The Company expended approximately $3.9 million of start-up and capital costs for this subsidiary.

          In September 1995, Recoton acquired STD Holding Limited (STD), a Hong Kong based international manufacturer and marketer of multimedia and computer accessories, including video game joysticks, controllers and accessories and computer speakers sold under the InterAct and STD brand names. STD's operations are in the People's Republic of China (including Hong Kong) and Maryland (U.S.A.) The total cost of the purchase of $22.7 million was paid through a combination of cash and 406,092 Recoton Common Shares (valued at $8.3 million). In connection with the acquisition, the Company assumed notes and loans payable of approximately $6.1 million. The cash portion of the purchase price was initially borrowed under existing bank lines of credit. In December 1995, the Company obtained a five-year bank term loan to replace these borrowings.

          In August 1996, Recoton acquired the branded product lines of RAC (then known as International Jensen Incorporated), a leading marketer of home and automotive loudspeakers and automotive electronics, for a total cost of approximately $61.1 million, which includes closing costs and estimated consolidation costs. In connection with the acquisition, Recoton assumed approximately $34 million in notes and loans payable. The transaction occurred by merger with a Recoton subsidiary, after the sale of Jensen's original equipment manufacturing business to a third party.

          In December 1996, the Company, through a German subsidiary, acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany) for a cost of approximately $1.3 million. Heco is a leading brand of home speakers in Germany.

          In February 1997, Recoton acquired the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $468,000 and assumed certain outstanding debt of approximately $2.9 million. Tambalan markets headphones and other consumer electronics products in the United Kingdom and other European countries under the trade name Ross Consumer Products. Tambalan is located in England and also has a branch operation in Hong Kong.

          The Company is currently constructing a 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The estimated cost of the building construction is approximately $5 million.

          To date foreign currency fluctuations have not materially affected the Company's results of operations. The Company believes there is currently a limited exposure to loss due to foreign currency risks in its Asian subsidiaries. The Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.745 to US $1.00. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. However, as a result of the RAC, Heco and Tambalan acquisitions, the Company's newly acquired operations in Western Europe are exposed to variations in foreign exchange rates. Due to the strengthening of the U.S. dollar against certain foreign currencies (including the German mark and Italian lira) in the first six months of 1997, the Company's stockholders' equity was reduced by a foreign currency translation adjustment of approximately $3.8 million of which approximately $3.3 million occurred in the first quarter of 1997. If there are any further material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar, such changes could adversely affect the results of the Company's European and/or Canadian operations.

         As further described in Note E to the Notes to Condensed Consolidated Financial Statements, the financial impact of the pending criminal and civil customs investigation can not be determined at this time, but could be material to the Company.

         The Company has no other material commitments for capital expenditures, although it will continue to evaluate possible acquisitions which may be attractive to the growth of the Company.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

          CUSTOMS INVESTIGATION. In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota and other instances of undervaluation and other miscellaneous matters. Management is hopeful of reaching a settlement of this matter. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for its ultimate outcome, which could be material in relation to the Company's current operations and/or financial condition.

          LITIGATION REGARDING JENSEN. The Illinois litigation between Recoton, International Jensen Incorporated and Emerson Radio Corporation ("Emerson"), among others, as described in the Company's Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), was settled on June 11, 1997 on terms which Recoton believes to be beneficial to it, releases were exchanged and the actions were dismissed on June 26, 1997.

          On or about April 24, 1997 the plaintiffs in the Delaware stockholder suit described in the Form 10-K filed a motion to approve the dismissal of such action with prejudice. Plaintiff's counsel is seeking approximately $340,000 for fees and expenses, which the Company is contesting.

ITEM 2.  CHANGES IN SECURITIES.

          Pursuant to a written agreement executed in the Second Quarter of 1997 but effective February 25, 1997, the Company sold 5,311 shares of its Common Stock, through certain subsidiaries of the Company, to Gian Piero Staffa, the Admministratori of the Company's Italian subsidiary Entel s.r.l., at $15.25 per share, the fair market value thereof at February 25, 1997. Such sale was in satisfaction of the Admministratori's right under a prior agreement with International Jensen Incorporated (now known as Recoton Audio Corporation -- "RAC") to be paid a portion of his annual compensation ($81,000 with respect to calendar 1995) in stock, which the parties agreed would henceforth be paid in stock of the Company instead of stock of RAC. The sale of such stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended, as not involving a public offering based in part on certain representations made and undertakings given by the Admministratori.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      The Annual Meeting of the Shareholders of the Corporation was held on June 11, 1997. Each of the four candidates for the position of director, Messrs. Herbert H. Borchardt, Stephen Chu, Ronald McPherson and Peter Wish, were elected. The directors whose term of office continued after the meeting were Messrs. Robert Borchardt, George Calvi, Paul Feffer, Irwin Friedman, Joseph Idy, Joseph Massot, Stuart Mont and Robert Shaw.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

      1.     Director election:

                  Herbert H. Borchardt
                                For: 9,829,971
                                Withhold Authority: 368,672

                  Stephen Chu
                                For: 9,866,471
                                Withhold Authority: 332,172

                  Ronald McPherson
                                For: 9,846,146
                                Withhold Authority: 352,497

                  Peter Wish
                                For: 9,849,946
                                Withhold Authority: 348,697

      2. Ratification of the appointment of Cornick, Garber & Sandler, LLP as Independent Auditors for the Fiscal Year Ending December 31, 1997:

                  For: 10,149,020
                  Against: 8,984
                  Abstain: 40,639
                  Nonvote: 0

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

          (10.33) Amendment Agreement to Note Purchase
                  Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers, dated as of August 13, 1997

             (27) Financial Data Schedule

        (b)  Reports on Form 8-K:  none

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RECOTON CORPORATION

                                   /S/ STUART MONT
                                   Stuart Mont
                                   COO, CFO, Exec.V.P. - Operations, Secretary


                                   /S/ JOSEPH H. MASSOT
                                   Joseph H. Massot
                                   Vice President, Treasurer and
                                   Principal Accounting Officer

Dated:  August 14, 1997

                                  EXHIBIT INDEX

NUMBER                                    DESCRIPTION

10.33                                Amendment Agreement to Note
                                     Purchase  Agreement dated
                                     January 6, 1997 between  Recoton
                                     Corporation and the several
                                     purchasers, dated as of August 13, 1997

27                                   Financial Data Schedule