Form 10-Q
period 1997-09-30
RECOTON CORP
filed 1997-11-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

 (MARK ONE)

/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ___________


                         Commission file number: 0-5860
                          ----------------------------

                               RECOTON CORPORATION
             (Exact name of Registrant as Specified in its Charter)

            NEW YORK                                           22-3326054
   (State or Other Jurisdiction of                           (IRS Employer
    Incorporation or Organization)                        Identification No.)


                  2950 LAKE EMMA ROAD, LAKE MARY, FLORIDA 32746
          (Address of principal executive offices, including zip code)

                                 (407) 333-8900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,402,728 shares of Common Stock, par value $.20 per share, as of November 12, 1997

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Tabular Amounts in Thousands)

                                                         September 30,   December 31,
                                ASSETS                       1997            1996
                                                         (Unaudited)
Current assets:
 Cash and cash equivalents                                $  12,359       $  29,130
 Accounts receivable (less allowance for doubtful
   accounts of $3,568,000 in 1997 and
   $3,119,000 in 1996)                                       99,375         101,278
 Inventories                                                138,820         106,987
 Prepaid, refundable and deferred income taxes               17,618          12,182
 Prepaid expenses and other current assets                    9,114           8,687
                                                          -----------      ----------
         Total current assets                               277,286         258,264

Property and equipment (at cost, less accumulated
  depreciation and amortization)                             34,877          30,578
Trademarks and patents (less accumulated amortization)        5,235           5,509
Goodwill (less accumulated amortization)                     32,126          31,251
Deferred income taxes                                         5,907           5,985
Other assets                                                  3,815           3,146
                                                          ------------     ----------
         TOTAL                                             $359,246        $334,733
                                                          ============     ==========
                        LIABILITIES

Current liabilities:
 Bank loans and drafts payable                            $  53,500       $  42,945
 Current portion of long-term debt                            8,707           8,683
 Accounts payable                                            40,694          28,634
 Accrued expenses                                            16,960          17,834
 Income taxes payable                                         2,095           1,361
                                                          ------------    -----------
         Total current liabilities                          121,956          99,457

Long-term debt (less current portion above)                  96,450         101,753
Other noncurrent liabilities                                 10,003           5,049
                                                          ------------    -----------
         Total liabilities                                  228,409         206,259
                                                          ------------    -----------
                        STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value each - authorized
  10,000,000 shares; none issued                              --              --
Common stock - $.20 par value each - authorized
  25,000,000 shares; issued 12,627,895 shares in
  1997 and 12,597,982 shares in 1996                          2,526           2,520
Additional paid-in capital                                   76,027          75,913
Retained earnings                                            63,145          57,177
Cumulative foreign currency translation adjustment           (4,745)         (1,021)
                                                         --------------    -----------
         Total                                              136,953         134,589

Treasury stock - 1,225,167 shares in 1997 and 1,225,067
  shares in 1996, at cost                                    (6,116)        (6,115)
                                                           ---------       --------
            Total stockholders' equity                      130,837         128,474
                                                           ---------       --------
            TOTAL                                          $359,246        $334,733
                                                           =========       ========
        The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (In Thousands, Except Per Share Data)

                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                         1997              1996         1997         1996

Net sales                              $119,604          $86,839      $323,903      $193,243
Cost of goods sold                       72,747           52,231       197,526       118,485
                                       ----------       ----------    ---------     ---------
Gross profit                             46,857           34,608       126,377        74,758
                                       ----------       ----------    ---------     ---------

Selling, general and administrative
   expenses                              40,007           27,996       115,668        64,279
Interest expense                          3,372            1,137         8,876         2,291
Investment income                           (67)             (58)         (387)         (202)
                                       ----------       ----------    ---------     ---------
     Total                               43,312           29,075       124,157        66,368
                                       ----------       ----------    ---------     ---------

Income before income taxes                3,545            5,533         2,220         8,390
Income tax credit (provision)               808           (1,406)        3,748        (2,092)
                                       ----------       ----------    ---------     ---------

NET INCOME                             $  4,353         $  4,127      $  5,968      $ 6,298
                                       ==========       ===========   =========     ==========
Earnings per common share:
  Primary                                  $.38             $.36          $.52         $.54
                                           ====             ====          ====         ====
  Assuming full dilution                   $.38             $.36          $.52         $.54
                                           ====             ====          ====         ====
Number of shares used in computing
per share amounts:
  Primary                                11,579           11,591        11,573       11,660
                                         ======           ======        ======       ======
  Assuming full dilution                 11,588           11,591        11,588       11,665
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

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (Tabular Amounts in Thousands)


                                                                 Nine Months Ended
                                                                    September 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1997          1996

Cash flows from operating activities:
 Net income                                                  $  5,968       $   6,298
                                                             --------       ---------

 Adjustments to reconcile results of operations
 to net cash provided by operating activities:
    Depreciation                                                5,442           3,308
    Amortization of intangibles                                 2,245           1,921
    Provision for losses on accounts receivable                 1,877             734
    Deferred income taxes                                        (866)           (808)
    Change in asset and liability accounts
    (net of effects of acquisitions):
      Accounts receivable                                      (1,292)          1,728
      Inventory                                               (31,379)         (8,169)
      Prepaid and refundable income taxes                      (4,054)         (1,627)
      Prepaid expenses and other current assets                   (41)         (2,631)
      Other assets                                                (34)           (196)
      Accounts payable and accrued expenses                     8,747             706
      Income taxes payable                                        534            (579)
      Other noncurrent liabilities                              4,920             143
                                                            ----------       --------
         Total adjustments                                    (13,901)         (5,470)
                                                            ----------       --------
         Net cash provided by (used for) operating activities  (7,933)            828
                                                            ----------       --------
Cash flows from investing activities:
  Payments for acquisitions (net of cash acquired of
     approximately $97,000 in 1997)                              (362)        (54,482)
  Expenditures for trademarks, patents and
     intellectual property                                       (168)           (139)
  Expenditures for property and equipment                      (9,283)         (5,613)
  Loan to vendor                                                 (505)
                                                            ----------       ---------
       Net cash used for investing activities                 (10,318)        (60,234)
                                                            ----------       ---------


                                                                Nine Months Ended
                                                                   September 30,
                                                             1997            1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from financing activities:
   Net proceeds from bridge loan                                          $ 83,995
   Net repayments under credit agreements and
     bridge loans                                        $(66,686)         (13,176)
   Net proceeds from sale of senior notes                  75,000
   Repayments of bank loans assumed upon
     acquisition of businesses                             (2,771)         (10,490)
   Repayment of long-term bank borrowings                  (3,730)          (3,976)
   Proceeds from exercise of stock options                     39            1,384
   Purchase of treasury stock                                  (1)          (1,154)
   Income tax benefit applicable to exercise
     of stock options                                                        1,125
                                                        ---------         --------
     Net cash provided by financing activities              1,851           57,708
                                                        ---------         --------
Effect of foreign exchange rate changes
   on cash of foreign subsidiaries                           (371)            (506)
                                                        ---------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (16,771)          (2,204)

Cash and cash equivalents - January 1                      29,130           12,393
                                                        ---------         --------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                $  12,359         $ 10,189
                                                        =========         ========
Supplemental disclosures:
   Interest paid                                        $   7,890         $  1,743
                                                       ==========         ========
   Income taxes paid (net of refunds received)          $     189         $  3,642
                                                       ==========         ========
Noncash activities:
   In 1997, equipment with an aggregate cost of approximately
   $335,000 was financed by capital lease obligations.
   In connection with the exercise of incentive stock options in 1996,
   143,701 shares of common stock were issued in exchange for 25,315 shares of previously issued common stock with a market value of $449,678.

        The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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


          NOTE C - Inventory at September 30, 1997 is comprised of:

               Raw materials and work-in-process       $  38,396
               Finished goods                             83,059
               Merchandise in-transit                     17,365
                                                       ----------
                  Total                                $ 138,820
                                                       ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS

              Comparison For the Quarters Ended September 30, 1997
         and 1996 And the Nine Months Ended September 30, 1997 and 1996

                              RESULTS OF OPERATIONS

          Net sales for the quarter ended September 30, 1997 totaled $119.6 million, an increase of $32.8 million or 37.7% from the third quarter 1996 level of $86.8 million. Net sales for the nine months ended September 30, 1997 totaled $323.9 million, up nearly $130.7 million or 67.6% from the $193.2 million level reported for the nine months ended September 30, 1996. The sales increases are primarily attributable to three factors. Firstly, the inclusion of sales by Recoton Audio Corporation (RAC) (f/k/a International Jensen Incorporated), acquired on August 28, 1996 (RAC net sales were approximately $43.1 million and $124.1 million for the three and nine month periods ended September 30, 1997, in comparison to $17 million in net sales for the three and nine months ended September 30, 1996). Secondly, the continued strong demand for STD/InterAct game accessories and, thirdly, the addition to its RAC business of Heco Audio Produkte GmbH, acquired in December 1996, and Tambalan Limited, acquired in February 1997.

          Gross profit for the quarter ended September 30, 1997 was $46.9 million or 39.2% of sales. In comparison, for the quarter ended September 30, 1996 the Company's gross profit was $34.6 million or 39.9% of sales. For the nine months ended September 30, 1997, gross profit was $126.4 million or 39.0% of sales vs. $74.8 million or 38.7% of sales for the nine months ended September 30, 1996. The dollar increases in gross profit are primarily reflective of the addition of sales by RAC and increased sales of STD/Interact game accessories. The percentage increase for the nine months ended September 30, 1997 is primarily attributable to a higher margin product mix.

          Selling, general and administrative expenses for the quarter ended September 30, 1997 totaled $40.0 million or 33.5% of sales. For the quarter ended September 30, 1996, these expenses totaled $28.0 million or 32.2% of sales. Selling, general and administrative expenses totaled $115.7 million or 35.7% of sales for the nine months ended September 30, 1997 as compared to $64.3 million or 33.3% of sales for the same period of 1996. The major portion of the dollar and percentage increases was attributable to the acquired RAC operations. Since the consolidation of the RAC operations into the Company's Florida facilities occurred during the latter half of the third quarter of 1997, the benefits from the elimination of certain duplicate selling, general and administrative expenses should be realized in the fourth quarter of 1997.

          Interest expense totaled $3.4 million for the quarter ended September 30, 1997 and $8.9 million year to date. In 1996, interest expense totaled $1.1 million for the quarter and $2.3 million for the nine month period. The increase is attributable to the debt associated with the Company's acquisitions. Interest is expected to remain higher in 1997 than in 1996 as a result of the additional debt incurred. The senior bonds were given a preferential interest rate contingent upon the Company passing a stringent price test at September 30, 1997. The Company did not meet all the requirements of this price test which resulted in a 63 basis point increase in the interest rate retroactive to January 6, 1997.

          For the quarter ended September 30, 1997, the Company reported income before income taxes of $3.5 million as compared to income before income taxes of $5.5 million for the same period in 1996. For the nine months ended September 30, 1997, the Company reported income of $2.2 million before income taxes as compared to income before income taxes of $8.4 million in 1996. The major portion of the decrease in income is attributable to the increase in interest expense associated with the RAC acquisition and losses incurred from the operations of RAC and Christie Design Corporation.

          The Company's income taxes and effective consolidated income tax rate have been affected by changes in the proportion of domestic and foreign earnings. While earnings from North America and Western Europe are primarily taxed at or close to United States income tax rates, earnings from the Company's Asian operations are taxed at a maximum rate of 16.5%. The actual tax rate from Asian operations is dependent on the proportion of earnings from mainland China. The Company's year-to-date pretax income of $2.2 million for the nine months ended September 30, 1997 is comprised of the excess of foreign earnings over domestic losses. This resulted in a net income tax credit which exceeds the consolidated pretax profit for the period because the tax credits attributable to the domestic losses were higher than the income tax expense attributable to the foreign earnings. Management is unable to estimate whether the Company's effective income tax rate for the nine months ended September 30, 1997 will be indicative of its effective income tax rate for the year ending December 31, 1997 or thereafter because of changes in the proportion of domestic and foreign taxable earnings which might occur.

          Earnings per share were $.38 on both a primary and fully-diluted basis for the quarter ended September 30, 1997 based on common and common equivalent shares outstanding of 11,579,000 on a primary basis and 11,588,000 on a fully diluted basis . For the quarter ended September 30, 1996, earnings per share were $.36 on both a primary and fully-diluted basis based on common and common equivalent shares outstanding of 11,591,000 on both a primary and fully-diluted basis. For the nine months ended September 30,1997, earnings per share on a primary and fully-diluted basis were $.52 based on 11,573,000 shares (primary) and 11,588,000 shares (fully-diluted). In 1996, earnings per share for the nine months ended September 30 were $.54 (on a primary and fully-diluted basis) based on common and common equivalent shares outstanding of 11,660,000 (primary) and 11,665,000 (fully-diluted).

          Statement of Financial Accounting Standards No. 128 , "Earnings Per Share," establishes revised standards for computing and presenting earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997 and will be implemented by the Company for the year ended December 31, 1997, with retroactive restatement of all prior period earnings per share data, thereafter. The Company does not expect a material impact on reported EPS from the adoption of this standard.

                         LIQUIDITY AND CAPITAL RESOURCES

          In August 1996, the Company entered into a multibank $120 million bridge facility, which was subsequently increased to $135 million, to accommodate the acquisition of RAC and to finance the Company's on-going operations. In January 1997, the Company completed a $75 million private placement of 10-year senior notes, the proceeds of which were utilized to reduce the bridge facility, which facility was then converted and increased to a four-year $15 million term loan and a three-year $71.5 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of RAC indebtedness assumed on its acquisition. Based on the Company's financial results for the period ended September 30, 1997, one of several financial ratio covenants to the revolving loan was not met, but a waiver through December 30, 1997 was granted by the Bank Group. The outstanding borrowings and letters of credit under the revolving facility were approximately $59.4 million at September 30, 1997. Similarly, the Company was marginally under the requirements of two of the ratio covenants of the senior notes, and the senior note holders have also provided a waiver through December 30, 1997.

          At September 30, 1997, the Company had working capital of approximately $155.3 million as compared to approximately $158.8 million at December 31, 1996. The Company's ratio of current assets to current liabilities decreased to 2.3 to 1 at September 30, 1997 as compared with 2.6 to 1 at December 31, 1996. The decrease in the working capital ratio is primarily the result of increases in both current assets and current liabilities due to normal seasonal fluctuations.

          In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for $.7 million; no shares were repurchased pursuant to such authorization in 1996 or in the nine months ended September 30, 1997. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's loan agreements.

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

          In the third quarter of 1997, the Company signed a letter of intent to acquire, in the near future, AAMP of Florida, Inc. ("AAMP"), d.b.a. AAMP of America, Inc. AAMP is a leading car audio accessories company based in Clearwater, Florida whose business includes the Stinger Electronics brand as well as the Peripheral OEM Interfacing Devices business.

          The Company is currently constructing a 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The estimated cost of the building construction is approximately $5 million.

          To date foreign currency fluctuations have not materially affected the Company's results of operations, and there has been limited exposure to loss due to foreign currency risks in its Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.74 to US $1.00 at September 30, 1997. Historically, there have been no material fluctuations in the Hong Kong/United States and the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia, in U.S. dollar accounts. However, as a result of recent turmoil in the Asian currency markets, there can be no assurance that these historical relationships will continue. As a result of the RAC, Heco and Tambalan acquisitions, the Company's operations in Western Europe are exposed to variations in foreign exchange rates. Due to the strengthening of the U.S. dollar against certain foreign currencies (including the German mark and Italian lira) in the first nine months of 1997, the Company's stockholders' equity was reduced by a foreign currency translation adjustment of approximately $3.7 million of which approximately $3.3 million occurred in the first quarter of 1997. If there are any further material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar, such changes could adversely affect the results of the Company's European and/or Canadian operations.

          As further described in Note E to the Notes to Condensed Consolidated Financial Statements, the financial impact of the pending criminal and civil customs investigation cannot be determined at this time, but could be material to the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                     10.34 Amended and Restated Credit Agreement, dated as of September 9, 1997, among Recoton Corporation and The Chase Manhattan Bank, for itself and as Administrative Agent

                     27       Financial Data Schedule


               (b)  Reports on Form 8-K:  none


                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RECOTON CORPORATION



                                         /S/ STUART MONT
                                         Stuart Mont
                                         COO, CFO, Exec.V.P.-Operations,
                                         Secretary



                                         /S/ JOSEPH H. MASSOT
                                         Joseph H. Massot
                                         Vice President, Treasurer and
                                           Principal Accounting Officer

Dated:  November 14, 1997

                           EXHIBIT INDEX


NUMBER                                           DESCRIPTION

10.34                                   Amended and Restated Credit
                                        Agreement, dated as of September 9,
                                        1997, among Recoton Corporation and The
                                        Chase Manhattan Bank, for itself and as
                                        Administrative Agent

27                                      Financial Data Schedule