Form 10-K
period 1997-12-31
RECOTON CORP
filed 1998-03-30
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       (MARK ONE)

       x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

                         COMMISSION FILE NUMBER: 0-5860
                          ----------------------------

                               RECOTON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
    NEW YORK                                             11-1771737
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$226,018,737 based on the closing price on the Nasdaq Stock Market of $23.25 as of March 16, 1998. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,581,485 shares of Common Stock as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 1998 (the "1998 Proxy Statement") is incorporated by reference into Part III of this Form 10-K.

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE ACT) (SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION, PRESS RELEASES OR OTHERWISE. STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE ACT. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES, STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, ANTICIPATED COMPLIANCE WITH FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, AND PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY, ASSESSMENTS OF MATERIALITY, PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS," "PLANS" AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD- LOOKING STATEMENTS.

     FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, OTHER FILINGS, PRESS RELEASES OR OTHERWISE. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM
1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING AREAS: THE RECEPTIVITY OF CONSUMERS TO NEW CONSUMER ELECTRONICS TECHNOLOGIES, THE RATE AND CONSUMER ACCEPTANCE OF NEW PRODUCT INTRODUCTIONS, COMPETITION, THE NUMBER AND NATURE OF CUSTOMERS AND THEIR PRODUCT ORDERS, PRICING, PRODUCTION BY EXCLUSIVE THIRD PARTY VENDORS, FOREIGN MANUFACTURING, SOURCING AND SALES (INCLUDING FOREIGN GOVERNMENT REGULATION, TRADE AND IMPORTATION CONCERNS, FLUCTUATION IN EXCHANGE RATES) AND ADOPTION OF A UNIFORM CURRENCY IN CERTAIN EUROPEAN COUNTRIES, BORROWING COSTS, CHANGES IN TAXES DUE TO CHANGES IN THE MIX OF U.S. AND NON-U.S. REVENUE, PENDING OR THREATENED LITIGATION AND INVESTIGATIONS, THE AVAILABILITY OF KEY PERSONNEL, THE OPERATION OF MANAGEMENT INFORMATION AND COMPUTER SYSTEMS AT THE COMPANY'S CUSTOMERS AND VENDORS, ESPECIALLY AS IT RELATES TO THE YEAR 2000 ISSUE, AND OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

     READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

ITEM 1.  BUSINESS

OVERVIEW

     Recoton Corporation was incorporated in New York State in 1936. By itself and through its subsidiaries (collectively, Recoton or the Company), it is a worldwide marketer and producer of consumer electronic products for aftermarket use, primarily sold to retailers and original equipment manufacturers. Recoton's diverse product line includes high-fidelity loud speakers, home theater speaker systems, bookshelf speakers, multimedia speakers, a complete line of car audio products (including in-dash, CD and cassette players, amplifiers, speakers and installation accessories) and other audio products; 900 Megahertz (MHz) and various other RF (radio frequency) wireless technology products; and other highly functional accessories for audio, car audio, camcorder, video game, cellular and standard telephone, home office, computer, multimedia, music, and video products. The Recoton family of products are sold under the AAMP(TM), ADVENT(TM), AMBICO(TM), AMPERSAND(TM), AR(TM)/ACOUSTIC RESEARCH(TM), DISCWASHER(TM), HECO(TM), INTERACT(TM), JENSEN(TM), MACAUDIO(TM), MAGNAT(TM), NHT(TM) (NOW HEAR THIS), PARSEC(TM), PERIPHERAL(TM), PHASE LINEAR(TM), RECOTON(TM), REMBRANDT(TM), ROSS(TM), SOLE CONTROL(TM) SOUND QUEST(TM), and STINGER(TM) brand names,(TM) among others.

     Recoton has significantly expanded its product lines through selected acquisitions, research efforts and product development. Recoton's presence in Europe was enhanced in February 1997 with the acquisition of Tambalan Limited (Tambalan), a United Kingdom corporation selling headphones and other consumer electronic accessory products under the name "Ross" in various European Union countries. The annual sales of Tambalan for the year prior to the acquisition were approximately $8 million. In November, Recoton acquired AAMP of Florida, Inc., d/b/a AAMP of America (AAMP), a leading car audio accessories company whose products are sold under the Stinger, AAMP and Peripheral brand names. AAMP's annual sales for the previous year were approximately $17 million. In December, Recoton acquired selected assets of Capa Industries, Inc. (Capa), an audio electronic design and manufacturing company based in Valencia, California. Capa's annual sales for the previous year were approximately $1.7 million.

     In August 1996 Recoton acquired International Jensen Incorporated (Jensen), a leading marketer of home and automotive loudspeakers; it did not acquire the original equipment manufacturing (OEM) business of Jensen. Sales of Jensen for its fiscal year ending prior to the acquisition, excluding the OEM business, were over $150 million. Immediately following the acquisition, Jensen changed its name to Recoton Audio Corporation (RAC). The Jensen acquisition followed the Company's entree into hi-fidelity, high-performance loudspeaker manufacturing, design and marketing with the formation of Recoton's Christie Design Corporation subsidiary in 1995.

     In 1995, the Company significantly expanded its video and computer game accessory business with the acquisition of STD Holding Limited (STD), a Hong Kong-based company, and with the business of its U.S. distribution arm now operating under the name InterAct Accessories, Inc. Sales of STD and its subsidiaries for the fiscal year prior to the acquisition were approximately US$40 million.

     Recoton's research and development activities have led to innovative products using 900 MHz wireless technology, whose signals transmit through walls, floors and ceilings up to 150 feet away. The 900 MHz products include stereo headphones, amplified speakers, a portable weather-resistant outdoor/indoor loudspeaker, microphones and universal remote controls. Among other innovative products, Recoton has also developed the "CD20" adapter, which allows a portable compact disc (CD) player to operate through an automobile cassette player; the HydroBath(R), a non-contact multimedia CD, CD-ROM and DVD cleaner; and amplified TV and AM/FM radio antennas.

INDUSTRY BACKGROUND

     The consumer electronics market is large and diverse, having evolved from phonographs, radios, home stereos and televisions to encompass a wide variety of innovative technologies and products. These include personal computers, CD players, camcorders, video cassette recorders (VCRs), cellular and cordless telephones and video game systems. Some of these products (such as CD players, camcorders and VCRs) have reached a plateau of maturity, while others (such as cellular telephones, video game products, computer products and home theater systems) are still growing in consumer acceptance. Advances in certain technologies for mature products such as televisions, camcorders and telephones are leading to new innovations such as high definition television (HDTV), plasma screen televisions, new satellite TV delivery systems such as direct broadcast satellite (DBS) systems and the new digital versatile disc (DVD) systems, which deliver ultra-high quality pictures and stereo sound. These advances should herald a new growth in consumer electronics as they are phased in.

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

     The growth of consumer electronics over the last decade also has led to the development of a distinct market for consumer electronics accessories, speakers, multimedia and electronic game products and other aftermarket enhancements. The market for these products is broad and highly fragmented, ranging from low-cost products such as audio and video cables, cassette cleaners and phone cords, to more sophisticated products such as remote controls, stereo headphones, amplified antennas, wireless speakers and high-performance loudspeakers. Many of these products are necessary to maintain and operate consumer electronics products while others are used to expand, upgrade or enhance the functionality of particular products.

     The consumer electronics retailing market, which is the primary outlet for accessory products, is subject to intense competition among a wide variety of retailers, such as consumer electronics, computer and office supply superstores, mass merchants, catalog showrooms, drug chains, home centers, department stores, direct mail merchants, TV shopping channels, warehouse clubs and audio, music and video retailers. Competitive pressures have lead to shrinking gross margins on consumer electronics products, leading retailers to increase their emphasis on accessories. Although accessories typically sell at lower retail prices, the gross profit margins realized on accessories typically are higher than on more expensive, price sensitive, consumer electronics equipment. Additionally, inventory costs and floor space required to display and sell accessories are substantially less. Home and car speakers and car amplifiers typically sell at higher profit margins than do televisions and portable audio systems. Game products manufacturers, such as Sony and Nintendo, sell game platforms (e.g., Sony PlayStation(R) and Nintendo 64(R)) as low profit vehicles to increase sales of accessories (such as joy sticks and other products which both they and the Company sell) and software (which the Company does not sell).

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

     Recoton believes that retailers are devoting more floor space each year to accessories, speakers, multimedia products and electronic game products, enhancing their in-store accessory merchandising and spending more on accessory advertising and promotion. Recoton believes that in order to achieve greater purchasing and operating economies and to reduce costs, retailers are looking for suppliers that offer a broad assortment of consumer electronics accessories and can provide timely product availability and strong merchandising support.

PRODUCTS

     Recoton offers a broad line of over 4000 consumer electronics products for home and automotive aftermarket use in many consumer electronics categories. The products are offered under a number of highly recognized brand names and are positioned, packaged and priced to appeal to virtually every level of retailer and customer. Suggested retail prices for most of Recoton's products range from approximately $2 to $500, while some of Recoton's audio speakers and other newer products have suggested retail prices of up to $5,000.

     Recoton aims to continually expand its product offerings to remain at the forefront of the consumer electronics after market. The Company frequently solicits feedback from its retailers on accessories for existing products, as well as for new consumer electronics categories. Through its research and development capabilities and its continual efforts to identify acquisition opportunities, Recoton believes that it is able to respond rapidly to meet new and changing consumer demands for accessories.

     The following is a detailed description (in alphabetic order) of the Company's products; there is, however, a large degree of overlap among these product categories:

     O ANTENNAS. A complete line of amplified and passive indoor television and AM/FM antennas is offered under the RECOTON and PARSEC brand names. Recoton believes that it has been and continues to be an innovator in the introduction of amplified antennas. Recoton also believes that it has one of the leading industry positions in this market and that this market is growing due in part to the fact that most manufacturers have discontinued supplying antennas with new TV sets. Recoton's amplified antennas are ideal for use with the new DBS satellite receiver dishes, which dishes cannot receive local TV broadcasts.

     O AUDIO ACCESSORIES. An extensive line of audio accessories designed for use with stereo and monaural systems (including home, portable and car systems), CD players, cassette tape recorders, phonographs and radios is offered under the RECOTON brand name. Products include cables and connectors, AC/DC power adapters, inverters, microphones, surge protection devices, foreign voltage adapters/converters and blank audio cassettes. In addition, the Company offers a complete line of high-end accessories for home theater installation under the ACOUSTIC RESEARCH brand name. These products include a variety of video, audio, speaker and digital cables, connectors, splitters, wall plates and hookup kits.

     O CAMCORDER ACCESSORIES. A comprehensive line of camcorder accessory products is offered under the AMBICO brand name. These products include tripods, batteries, carry cases for camcorders and cameras, chargers/dischargers, cables, lights and microphones.

     O CAR AUDIO PRODUCTS. Various audio electronic products for the automobile and marine aftermarket are sold under the ADVENT MOBILE(TM), JENSEN, ROAD GEAR(TM) and PHASE LINEAR brand names in the United States and MAGNAT and MACAUDIO (and certain of the U.S.) brand names in Europe. These automotive products include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors and CD players and changers. A line of high quality car audio accessory products is offered under the AAMP/STINGER, ROADGEAR, PERIPHERAL and SOUND QUEST brand names.
          These products include wires anD cables with gold-plated connectors, power cables, wiring and installation kits, gold-plated battery terminals and rings, capacitors, isolators, and assorted connectors and adapters.

     O CARRYING AND STORAGE CASES. A line of carry cases for CDs and audio cassettes is offered under the DISCWASHER and PERFECTCASE(TM) brand names. The lines include CD wallets, CD/player cases, CD cases, and audio cassette cases. These cases are available in many colors, designs and fabrics.

     O CD/AUDIO CASSETTE ACCESSORIES. A broad line of CD and audio cassette accessories is offered under the DISCWASHER and RECOTON brand names. These products include cleaning and maintenance items, such as the HydroBath non-contact hydrodynamic multimedia cleaner for CDs, CD-ROM and DVD, CD laser lens cleaners, storage boxes, connection cables and Recoton's proprietary CD20 adapter, which permits a portable CD player to be played through a car, portable or home audio cassette players.

     O CELLULAR AND OTHER TELEPHONE ACCESSORIES. An extensive line of add-on and replacement accessories for the expanding cellular telephone market and the new personal communication system (PCS) market is offered under the RECOTON brand name. Products, including nickel cadmium, lithium ion and nickel metal-hydride batteries, battery eliminators, travel chargers, desktop chargers, "hands-free" kits, extended-life kits and antennas, among other products, compliment the cellular phones of virtually all leading manufacturers. Numerous other telecommunications accessories are offered under the RECOTON brand name. These products include antennas and rechargeable batteries for cordless phones, cables, extension cords, coiled handset cords, and "do-it-yourself" installation items, such as duplex and triplex adapters and wall plates. Recoton's patented TANGLEFREE(TM)adapter eliminates the twisting from coiled telephone cords.

     O COMPUTER/MULTI-MEDIA ACCESSORIES. An extensive computer accessory product line is offered under the INTERACT brand name. These products include joy sticks, controllers, wheels, shielded computer speakers, UL-listed surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders, mouse and wrist pads, stands for monitors and printers, storage cabinets, screen filters with anti-radiation properties, paper, ribbons and storage cases. Shielded computer speakers are sold under the ADVENT, JENSEN and AR brand names.

     O GAME (VIDEO AND COMPUTER) ACCESSORIES. An expanding line of video and computer game accessories for use with leading game consoles made by Nintendo, Sony and Sega and for personal computers is offered under the INTERACT brand name. These products include joysticks, controllers, game steering wheels, cleaners, maintenance kits, replacement AC power adapters, switches, control pads, lights, surge protectors, screen magnifiers and carry bags for hand-held games. Sony and Nintendo have granted licenses to the Company to use certain of their marks in connection with the sale of certain of the Company's products..

     O HEADPHONES AND SPEAKERS. A full line of stereo headphones and mini- and bookshelf-sized stereo speakers is offered under the DISCWASHER and RECOTON brand names and, in Europe, under the ROSS name. Some of these products also are sold to OEM customers. Headphone models include earbud, lightweight, convertible, headband, and open- and closed-earcup models, as well as patented noise reaction headphones. Mini- and bookshelf-sized stereo speakers, in both amplified and nonamplified versions, are offered for use with portable CD and cassette players and computers.

     O LOUDSPEAKERS. Advanced design and technology hi-fidelity, hi-performance stereo and home theater loudspeaker systems are offered under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN, NHT (NOW HEAR THIS), and RECOTON brand names and, in Europe, under the MAGNAT and HECO brand names. Each of the speaker lines is positioned to reach a different target market segment. In addition, there are a wide variety of wireless 900 MHz amplified speakers for indoor and outdoor use, speakers for use with computers and a variety of portable stereo speakers for CD listening.

     O 900 MHZ AND OTHER WIRELESS TECHNOLOGIES. A proprietary line of wireless products, including patented 900 MHz products, using 900 MHz technology and 863MHz, 433 MHz and 2.45 GHz technology to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified loudspeakers, both indoor and outdoor types, or to other television sets within 150 feet is offered under the JENSEN, ADVENT and RECOTON brand names. Recoton believes it is the leader in developing and marketing a broad range of 900 MHz wireless technology products such as stereo headphones, amplified speaker systems and video broadcast systems. These products offer performance comparable to hard-wired systems and have been expanded to include wireless microphones, public address systems, a portable outdoor/indoor weather-resistant speaker, computer speakers and home theater speakers.

     O REMOTE CONTROLs. A complete line of advanced-technology, universal remote controls for replacement of lost or damaged remotes and to program multiple remotes into a single remote is offered under the SOLE CONTROL, JENSEN and RECOTON brand names. They allow remote operation of televisions, VCRs and other electronic products, and are offered with various features at different price levels. Recoton believes that its remote controls contain the largest code library in today's market and therefore can operate virtually all remote-controllable consumer electronic products. In 1996, the Company introduced a new patented advanced universal remote control, combining RF wireless technology and IR (infrared) technology. This unique remote control sends signals through walls, floors and ceilings to operate remote control products in other rooms and also functions as a standard line-of-sight remote control.

     O VIDEO ACCESSORIES. A broad line of accessories that are used for the installation, maintenance, interconnection and enhancement of VCRs and camcorders is offered under the RECOTON brand name. These products include Recoton's GOLD CONNECTION(TM)line of hookup anD dubbing cables, blank VHS video tapes, video head cleaners, video rewinders, dust covers, connectors, splitters and storage products. Recoton also offers many switching, dubbing, listening and viewing accessories that can enhance the visual and audio performance of televisions and VCRs. In addition, a full line of accessories for satellite systems is offered under the RECOTON brand name. These include installation kits and parts, cables, connectors, splitters, surge protectors and various RF products including remote control and video signal transmitter/receivers.

CUSTOMERS AND DISTRIBUTION

     Recoton seeks to provide access to its products on a global basis in as many countries and through as many distribution channels as possible. The Company's customers include consumer electronics, computer and office supply superstores, mass merchants, catalog showrooms, drug chains, home centers, department stores, direct mail merchants, TV shopping channels, warehouse clubs and audio, music and video retailers. Recoton has a strong and diverse customer base of more than 1,000 retail customers which the Company believes have more than 30,000 outlets in the United States and Canada. In addition, Recoton has over 2,000 customers for its car stereo installation products. The Company's European customer base is similarly diverse.

     Within the past few years, Recoton has expanded its presence in the global marketplace. Through its Hong Kong subsidiaries and Recoton Japan, Recoton sells products to customers in China, Japan and other Asian countries and, through its Hong Kong subsidiaries, it sells Asian-sourced products to OEM customers around the world. Through its Canadian subsidiary, Recoton markets and distributes products to Canadian retailers. Through its German, Italian, U.K. and Hong Kong subsidiaries, Recoton markets and distributes products to European retailers and distributors. The STD acquisition in 1995 generated significant growth in terms of Asian sourcing and sales and the Jensen acquisition in 1996 has led to significant growth in European sales. Recoton views its OEM and international customer base as an important source for continued growth.

     Recoton believes that its broad customer franchise provides it with significant competitive advantages and will continue to be a source of future growth. While some of Recoton's retail customers carry Recoton's broad product lines, others carry only certain lines or products and are viewed by Recoton as prospects for additional sales. The strong customer base provides a distribution channel for new products, including products acquired through recent acquisitions. Recoton expects to benefit as its existing retail customers open new retail locations. As the retail consumer electronics business is highly competitive, it is normal to expect that various retailers (including chains) may suffer economic reversals, and may cease operations. While Recoton has lost some customers due to bankruptcy or merger, such events have not to-date had any major adverse economic impact on the Company.

     Recoton also makes significant sales of selected products to original equipment manufacturers and via private labels to other accessory vendors which purchase audio, video, CD and telephone accessories, loudspeakers and Recoton's wireless products. The Company also has two factory outlet stores (in Florida and Arizona).

     Although certain of Recoton's customers have contributed significantly to Recoton's sales, only one customer represented more than 10% of its sales in any of the last three years. In 1997, sales to Wal-Mart represented approximately $57 million, or 11% of the total sales for the year. Historically, the Company's sales and earnings have been higher in the second half of each year, which difference has increased in the past two years.

FOREIGN AND DOMESTIC OPERATIONS

     Since 1995, foreign operations have become a more significant portion of Recoton's business. Information with respect to Recoton's operations by geographic area is set forth in the financial statements (see Note P of the Notes to Financial Statements, Item 8 below). Export sales from Recoton Corporation and its domestic subsidiaries were less than 10% of consolidated sales in each of the three years ended December 31, 1995, 1996 and 1997.

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

     O CONSUMER SUPPORT PROGRAMS. The Company offers toll-free "hot lines" staffed by trained, product-knowledgeable people who provide instructions and setup and other information for all Recoton products. They also handle "repair or replace" warranties on certain products.

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

     O IN-STORE INVENTORY MANAGEMENT. Through detailing, the Company periodically counts, restocks and fills in-store accessory displays.

     O PRE-TICKETING SERVICES. Recoton places its customers' price stickers on items prior to shipment from price lists provided by certain retail customers.

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

     Retailers can work with Recoton's sales staff or utilize Recoton's modern color catalogs to choose either a wide assortment of products, a limited number of "best seller" items or any other combination as desired. Recoton also offers pre-selected assortments of accessories based on the national movement of its products. Most of Recoton's smaller accessory products are supplied in attractive blister packs designed to be displayed in hang-tag fashion on five-row pegboards or slat boards, typically ranging from 2 to 24 feet wide.

     Recoton further supports its products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. Recoton's promotional efforts have included television advertisements and Sunday newspaper advertising supplements devoted exclusively to its products. The Company also advertises and provides support via a number of Internet web sites, including the following:

          Acoustic Research                 www.acoustic-research.com
          AAMP                              www.stinger-aamp.com
          Advent                            www.poweredpartners.com
          InterAct                          www.interact-acc.com
                                            www.gameshark.com
          Jensen                            www.jensenaudio.com
          Magnat                            www.magnat.de
          NHT                               www.nhthifi.com
          Phase Linear                      www.phase-linear.com
          Recoton                           www.recoton.com
          Recoton Financial                 www.rcot.com
          Ross                              www.rosscp.com
          Sole Control                      www.solecontrol.com


     Recoton's products are sold worldwide by Recoton's employed sales executives and regional managers and independent sales representative organizations and exclusive distributors. Recoton compensates its independent sales representatives on a commission basis. Regional sales staff personnel work in the field with Recoton's customers and independent sales representative organizations.

     The Company has no significant backlog orders.

ACQUISITIONS

     STRATEGY AND OVERVIEW

     A significant part of Recoton's growth strategy has been to expand through acquisitions. Through 14 acquisitions since 1989, Recoton has obtained new products and technologies, strengthened its new product offerings, increased its manufacturing capacity, enhanced overseas distribution capabilities and broadened its customer base. Recoton seeks to maximize the benefit of each acquisition by reducing the overhead, manufacturing, sourcing, packaging, distribution, sales and advertising expenses of the acquired business through consolidation and coordination. While there may be certain duplications of expenses immediately following an acquisition, Recoton believes that cost savings will result from the introduction of efficiencies of scale, thereby making Recoton and its products more competitive.

     ACQUISITION HISTORY

     Since 1989, Recoton has acquired all or selected assets or product lines of, or merged with, the following companies:

YEAR   COMPANY                      PRINCIPAL PRODUCT LINES

1997   AAMP of Florida, Inc.,       Car audio accessories marketed under the
       d/b/a AAMP of America,       tradenames STINGER and PERIPHERAL in the
       Inc.                         United States

1997   Capa Industries, Inc.        Audio electronic design and manufacturing

1997   Tambalan Limited             Headphones and other consumer products
                                    sold under the ROSS name in the UK and
                                    other countries in the European Union

1996   Heco GmbH                    A German brand of home audio loudspeakers
                                    sold worldwide

1996   International Jensen         Loudspeakers and other audio products for
       Incorporated and             home and automotive aftermarket use
       subsidiaries                 worldwide

1995   STD Holding Limited          Video and computer game joysticks,
       and subsidiaries             controllers and accessories marketed
                                    primarily under the trade name INTERACT and other names worldwide

1995   Ampco Industries,            Products for car stereo installation
       Inc., d/b/a Ampersand        operations

1994   Sound Quest, Inc.            Car stereo installation and accessory
                                    products

1994   Infrared Research            Universal remote controls marketed under
       Laboratories, Inc.           the trade name SOLECONTROL

1992   Ambico, Inc.                 Camcorder and video accessories

1991   Discwasher Inc.              Consumer electronics maintenance products

1991   Parsec Delaware Ltd.         AM/FM radio and TV antennas

1989   All Channel Products Inc.    Indoor television antennas marketed under
                                    the trade name REMBRANDT

1989   Calibron, Inc.               Stereo headphones and consumer electronics
                                    accessories


     JENSEN ACQUISITION

     In August 1996, a Recoton subsidiary merged with International Jensen Incorporated, a Delaware corporation, which was then was renamed Recoton Audio Corporation (Recoton Audio or RAC). Recoton Audio, directly and through its U.S. and foreign subsidiaries, is an international designer, assembler and marketer of home and car stereo loudspeakers, car stereo players and amplifiers sold under the ADVENT, JENSEN, PHASELINEAR, and NHT (NOW HEAR THIS) and, in Europe, MACAUDIO and MAGNAT brand names. Its sales for the last fiscal year prior to the acquisition, excluding the sales by the original equipment manufacturing (OEM) business (which was not acquired), were approximately $150 million.

     The aggregate merger consideration paid to the Jensen stockholders was approximately $55.6 million. Jensen had approximately $34 million in notes and loans payable immediately after the merger.

     Substantially all of RAC's U.S. home audio speaker assembly, warehousing and research and development operations (carried on through the newly reorganized subsidiary Recoton Home Audio, Inc.) are in Benicia, California. Its corporate headquarters and mobile electronics operations were relocated to Lake Mary, Florida in late 1997. Recoton Audio's subsidiaries have operations in Germany, Italy, the United Kingdom and Japan.

     The merger was preceded by the sale of Jensen's OEM business, including its component manufacturing facilities, to IJI Acquisition Corp. (IJI Acquisition) and the sale of the OEM business receivables to Harris Trust and Savings Bank, both sales yielding an aggregate of approximately $18.5 million (after final balance sheet adjustments), with IJI Acquisition also assuming related debt and liabilities. IJI Acquisition was renamed International Jensen Incorporated after the acquisition of Jensen by the Company. IJI Acquisition's sole stockholder is Robert G. Shaw, the former president of Jensen and, between August 1996 and August, 1997, a director and officer of Recoton.

     Recoton Audio and IJI Acquisition are parties to a number of agreements, including a Shared Facilities Agreement, a Non-Competition Agreement and a License Agreement. The Shared Facilities Agreement governs the use of facilities in Schiller Park leased by Recoton Audio but also used by IJI Acquisition; such agreement runs through September 30, 2000, although it may be terminated by IJI Acquisition after October 1, 1999 upon payment of an early termination fee. The Non-Competition Agreement provides that Recoton Audio and IJI Acquisition each will not compete in certain areas of each other's business, with certain exceptions. Pursuant to the August 1996 License Agreement, Recoton Audio granted IJI Acquisition a ten-year, worldwide royalty-bearing license to use the trademarks of Recoton Audio in OEM business applications in the automotive, truck, recreation vehicle, aircraft or other motorized vehicle markets.

     HECO AND TAMBALAN ACQUISITIONS

     A significant component of the business acquired through the merger with Jensen was its European sales operations. Recoton has expanded the RAC presence in the European Union through two recent acquisitions. In late 1996 Recoton acquired the Heco brand of home loudspeakers through a purchase of selected assets from the receiver in bankruptcy of Heco GmbH. These assets included trademarks, intellectual property, inventory, tools, office equipment and selected other assets, as well as the right to use a manufacturing facility in eastern Germany through June 1997. The purchase price, including closing costs, was approximately $1.3 million. During its last year of operations prior to the acquisition, Heco's sales were approximately $12.2 million.

     In February 1997, Recoton acquired the stock of Tambalan Limited, a United Kingdom corporation trading under the name Ross Consumer Products (Tambalan). Tambalan sells headphones and other consumer products under the name "ROSS" in the United Kingdom and other European Union countries and, through its Hong Kong operations, to various Pacific area markets. The purchase price, exclusive of closing costs, was approximately $285,000; at the time of the closing, Tambalan had notes and loans payable of approximately $2.9 million. The annual sales of Tambalan were approximately US $8 million in its last fiscal year prior to the acquisition.

     AAMP ACQUISITION

     In November 1997, a Recoton subsidiary merged into AAMP of Florida, Inc., a Florida corporation. AAMP is a leading car audio accessories company whose products are sold under the STINGER and PERIPHERAL brands, among others. AAMP's 1996 sales were approximately $17 million (unaudited). In consideration for their shares in AAMP, the former stockholders of AAMP received 169,706 Recoton Common Shares, valued at approximately $2.3 million. The Company retained substantially all of the employees of AAMP, including management. Because of AAMP's expertise in tele-marketing its products to installation oriented car audio retailers, Recoton intends to utilize AAMP's telemarketing expertise to distribute a variety of other product lines.

     CAPA ACQUISITION

     In December 1997, a Recoton subsidiary acquired substantially all of the assets of Capa Industries, Inc., a debtor in possession. Capa was an audio electronic design and manufacturing company based in Valencia, California which was under contract with a Recoton subsidiary to provide certain development related services. Recoton understands that Capa's annual sales for the prior fiscal year were approximately $1.7 million, of which approximately $1.1 million represented transactions with the Company. The $1.1 million cost of the Capa acquisition is comprised of a nominal cash payment, forgiveness of pre-petition and debtor-in-possession financing owed by Capa to Recoton aggregating approximately $873,000, costs related to lease buyouts and consolidation into the Company's facilities and closing costs. The principals of Capa were engaged by the Recoton subsidiary after such acquisition. In 1998 Recoton expects to integrate the Capa operations into its engineering and manufacturing facilities in Benicia, California to provide the Company with "state of the art" electronic components.


RESEARCH AND DEVELOPMENT

     Recoton maintains research and development facilities at its Florida, California, Hong Kong and Illinois locations and in addition utilizes selected outside engineering arrangements. In conjunction with its agents, customers and contract manufacturers, Recoton continuously reviews its product line and identifies, develops and introduces new products for growing areas of consumer demand. Recoton seeks to develop innovative products to achieve attractive margins and to expand recognition of the Company's brand names.

     Through its product development efforts, Recoton has been able to establish new retail accounts, enhance existing customer relationships, attract a growing base of consumer electronics companies as OEM customers and differentiate itself from its competitors. Recoton has been expanding its engineering department to increase its in-house development capabilities.

     Recoton has focused much of its R&D efforts on developing new and advanced home and car audio loudspeaker systems and audio and video products based on its 900 MHz and various other frequencies of RF wireless technology. Wireless products which Recoton has brought to market include a home theater speaker system, stereo headphones, amplified indoor stereo speakers, a portable weather-resistant outdoor speaker, microphones, a public address system, a computer speaker system, a combination radio frequency/infrared (RF/IR) remote control and a wireless monitoring system. In addition, Recoton has established a digital engineering group to support its product lines so that the Company can be well positioned to take advantage of the expected digital revolution in consumer electronics.

     Additional products in development include new advanced 900 MHz headphones and speakers, a wireless 2.4 GHz transmission system permitting Recoton to offer its wireless audio and video products on a worldwide basis, and a spread-spectrum transmission system for wireless audio and video that provides low-interference, longer-distance, high-end CD-quality performance for wireless audio, video and security video products. The Company is in the process of redesigning the speaker lines sold under the Jensen and Advent brands and adding models to the AR/Acoustic Research line of speakers. InterAct will begin manufacturing a line of surge protectors in the second half of 1998 which contain unique child safety features. In development are additions to InterAct's line of joysticks and controllers for use with Nintendo 64 bit consoles, Sony PlayStation and PCs.

     In 1995, 1996 and 1997, Recoton's expenditures for research and development were approximately $1,608,000, $2,897,000 and $4,245,000, respectively, and for product and packaging design were approximately $1,214,000, $1,331,000 and $2,472,000, respectively. The growth in R&D expenditures from 1995 to 1996 is primarily reflective of the acquisition and growth of the STD business and, to a lesser degree, the growth of the speaker business through Christie Design and Recoton Audio and from 1996 to 1997 is primarily reflective of a full year of Recoton Audio operations.

PRODUCTION

     Recoton's strategy is to produce high-quality low-cost consumer electronics products for its retail and OEM customers.

     Recoton utilizes third-party manufacturers, primarily in China and Taiwan, for a majority of its products or components of such products. This includes components for loudspeakers and certain other car audio products, acquired with the Jensen acquisition, some of which were originally sourced in the United States but which have been re-sourced to Asian vendors. The Company's vendors are required to produce products in accordance with strict specifications and quality control standards set by Recoton, in either finished form or as components, for assembly at Recoton's Florida or California facilities.

     Operations at Recoton's Lake Mary, Florida facilities include molding, hot stamping, silk screening, packaging and electronics assembly. Operations conducted at the facilities in California include the assembly of home speakers sold under the NHT, AR/Acoustic Research, Jensen and Advent brands and speakers for the Company's OEM customers.

     The Company's facilities in the People's Republic of China are used primarily to manufacture video game and computer accessories sold under the InterAct brand but are also used to manufacture other Recoton products such as computer speakers and remote controls. Recoton's in-house capabilities have been a major strength in obtaining and increasing its OEM business.

     Recoton coordinates most of its offshore sourcing for the North American market with its buying agents. These agents coordinate information flows with Recoton's suppliers, provide translation services, facilitate financing, conduct quality control inspections and oversee shipping. Recoton's high volume allows it to consolidate shipments and ship frequently, thereby obtaining preferential shipping rates and lowering costs. It has been necessary, however, from time to time to utilize more expensive air shipments in order to meet customers' time sensitive needs. Recoton's Hong Kong subsidiaries coordinate sourcing and shipping to customers located outside of the United States.

     Recoton generally uses standard parts and components which can be purchased from multiple sources, although in certain instances a business decision is made to source certain products from a single supplier. Recoton's wireless products are among the products currently sourced from one vendor, which in turn subcontracts component manufacturing to other sources. While the loss of any single-source vendor could have a short-term adverse impact on the manufacturing and shipping of products if inventory levels were depleted, Recoton does not believe that the loss of any single vendor would have a long-term adverse effect. Recoton's policy of maintaining substantial inventory helps to lessen the risks of offshore manufacturing. Recoton also maintains additional inventory of long-lead-time items and continually evaluates alternative supply sources.


COMPETITION

     The consumer electronics market is highly fragmented and subject to intense competition. Recoton's competitors include (i) various companies which offer broad lines of consumer electronics products; (ii) other companies which offer certain product lines; and (iii) manufacturers of brand name consumer electronics hardware. Specific competitors include Nintendo and Sony with respect to video game products; Gemini/Magnavox, Philips, Thomson/RCA and Sony with respect to various accessories; Bose, Boston Acoustics, Infinity, JBL and Polk with respect to home speakers; and Kenwood, Pioneer, Audiovox and Sony with respect to automotive aftermarket audio products. Certain of Recoton's existing or potential competitors have greater financial, technical, marketing or manufacturing resources and may develop new products that are superior to those of Recoton.

     Recoton competes primarily on the basis of company and brand name reputation, product variety and quality, customer service and support, product reliability, the ability to meet customer delivery needs, price, product features and the proprietary nature of certain products. Recoton believes that it competes favorably with respect to these factors.

TRADEMARKS AND PATENTS

     Recoton believes that it has established a high level of brand name recognition with its retailers and their customers. Recoton sells products in the United States and Canada under the AAMP, ADVENT, AMBICO, AMPERSAND, AR/ACOUSTIC RESEARCH, DISCWASHER, INTERACT, JENSEN, NHT (NOW HEAR THIS), PARSEC, PERIPHERAL, PHASE LINEAR, RECOTON, REMBRANDT, SOLE CONTROL, SOUND QUEST, and STINGER brand names, among others . It sells products overseas under the HECO, MAGNAT, MACAUDIO and ROSS brand names, in addition to sales under certain of the other brand names used in the United States. As a result of its own product development, recent acquisitions and exclusive licenses, Recoton has many United States and foreign patents, including patents on its 900 MHz wireless products, speakers, headphones, amplifiers, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, cassette head demagnetizer, cassette head cleaner, antennas and an adapter to eliminate tangles in coiled telephone cords. Additionally, Recoton has various patents pending including applications relating to speakers, surge protectors, remote controls, car stereos and battery terminals.

     Recoton licenses certain of its proprietary rights for use in products manufactured by others. Recoton on occasion receives communications from others asserting that certain of Recoton's products may be covered by such parties' patent or intellectual property rights. Recoton believes that its products do not infringe on the intellectual property rights of any third parties.

REGULATORY AND ENVIRONMENTAL MATTERS

     With operations in numerous jurisdictions, the Company is subject to the laws of general business applicability of many national, state and local governments. Under various national, state and local environmental laws and regulations, a current or previous owner or operator (including a lessee) of real property may become liable for the cost of removal or remediation of hazardous substances on such property. Such legal requirements often impose liability without regard to fault. Although the Company has not been notified of, and is not aware of, any environmental liability in connection with its leased and owned facilities, there can be no assurance that the Company will not be required to bear any such costs in the future.

EMPLOYEES

     At December 31, 1997, Recoton had approximately 4,100 employees worldwide, of which approximately 1,200 resided in the United States or Canada, approximately 2,800 resided in Hong Kong, the People's Republic of China or Japan and approximately 120 resided in Germany, Italy or England. The number of employees in the People's Republic of China fluctuates significantly on a seasonal basis, between approximately 2,000 and 3,000. Of the U.S. and Canadian employees, approximately 105 were engaged in sales and marketing, 45 in engineering, research and development, 750 in operations, manufacturing and warehousing and 300 in management, support services and administration.

     Approximately 500 employees at Recoton's Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which runs through August 3, 1999 and approximately 34 employees in Canada are covered by a collective bargaining agreement with the National Automobile, Aerospace, Transportation and General Workers Union, which was entered into in 1997 and runs through August 10, 2000. The negotiation and development of the initial Canadian contract went smoothly and the Company believes it has a positive relationship with both the union and its members. This unionization did not result in a material impact on wages. Recoton considers its employee relations to be good.


DIRECTORS AND EXECUTIVE OFFICERS OF RECOTON CORPORATION

     The following table sets forth the names, ages and positions of the directors and executive officers of Recoton Corporation as of December 31, 1997:

NAME                        AGE     POSITION

Robert L. Borchardt         59      Director; President, Co-Chairman of the
                                    Board, Chief Executive Officer
Herbert H. Borchardt        91      Director; Co-Chairman of the Board
Stuart Mont                 57      Director; Chief Operating Officer, Chief
                                    Financial Officer, Executive Vice
                                    President-Operations, Secretary
Peter Wish                  62      Director; Executive Vice President-
                                    Administration
Peter E. Dayton             61      Senior Vice President-National Sales
Terrence O'Flynn            53      Senior Vice President-OEM Sales
Dennis Wherry               53      Senior Vice President-Operations
Craig W. Dykes              39      Vice President-Information Systems
Peter M. Ildau              60      Vice President-Corporate Communications
Joseph H. Massot            53      Director; Vice President, Treasurer,
                                    Principal Accounting Officer, Assistant
                                    Secretary
William T. McGreevy         54      Vice President-Engineering
Richard D. Miller           36      Vice President-Compliance
Kevin J. Murphy             47      Vice President-Marketing
Stephen Chu                 40      Director; President of STD Holding Limited
George Calvi                47      Director
Paul Feffer                 76      Director
Irwin S. Friedman           64      Director
Joseph M. Idy               57      Director
Ronald E. McPherson         68      Director

     ROBERT L. BORCHARDT has served as a director of Recoton since 1964, as President since 1976, as Co-Chairman since 1992, as Co-Chief Executive Officer from 1992 until 1996 and as Chief Executive Officer since 1996. He was a Vice President from 1964 until 1969, Executive Vice President from 1969 until 1976 and Treasurer from 1969 until 1975. He began working for the Company in 1961. He is Chairman of the Board of Directors and on the Executive Board of the Consumer Electronic Manufacturing Association (CEMA), a division of the Electronics Industries Alliance (EIA), is on the Executive Board and on the Board of Governors of the Electronic Industries Alliance and is a trustee of the Electronics Industries Foundation. Robert Borchardt is Herbert Borchardt's son.

     HERBERT H. BORCHARDT has served as a director of Recoton since 1945 and as Co-Chairman since 1992 and as Co-Chief Executive Officer from 1992 until 1996. He served as Executive Vice President from 1945 until 1952, as President from 1952 until 1976 and as Chairman from 1976 until 1992.

     STUART MONT has served as a director of Recoton since 1975 and as Chief Operating Officer since 1993. He has also served as Chief Financial Officer since 1992, as Secretary since 1989 and as Executive Vice President-Operations since 1992. He served as a Vice President from 1978 until 1989, as Treasurer from 1975 until 1989 and as Senior Vice President from 1989 until 1992. He was elected President of Recoton Canada Ltd. in 1992.

     PETER WISH has served as a director of Recoton since 1969 and as Executive Vice President-Administration since 1992. He served as Vice President from 1969 until 1976 and as Executive Vice President from 1976 until 1992.

     PETER E. DAYTON has served as Senior Vice President-National Sales since 1993. He served as Vice President-Sales from 1989 until 1993, as National Sales Manager from 1987 to 1989 and as National Account Sales Manager from 1982 until 1987.

     TERRENCE O'FLYNN has served as Senior Vice President-OEM Sales since 1996. He was Senior Vice President-Marketing from 1994 until 1996. Prior thereto, he was Director of Marketing of the Ladies Professional Golf Association from 1993 to 1994, President and a member of the Board of Directors of Mitsubishi Electronics America - Consumer Products Group from 1990 to 1993 and, prior thereto, Executive Vice President of Mitsubishi Electronics America - Consumer Products Group.

     DENNIS WHERRY has served as Senior Vice President-Operations since 1993. He served as Senior Vice President-Operations of the Calibron Division from 1991 until 1993. He was President of Calibron, Inc. from 1985 until its assets were acquired by the Company in 1989. Between 1989 and 1991, he was an employee of the Company responsible for Florida operations.

     CRAIG W. DYKES has served as Vice President-Information Systems since 1991. He served as Assistant Vice President from 1989 until 1991 and as Director of Information Systems from 1987 until 1989.

     PETER M. ILDAU has served as Vice President-Corporate Communications since 1993. Between 1991 and 1993 he was Vice President-Advertising and from 1990 until 1991 he was Director of Marketing.

     JOSEPH H. MASSOT has served as a director of Recoton since 1985, as Principal Accounting Officer, Vice President and Treasurer since 1989 and as Assistant Secretary since 1983. He served as Recoton's Controller and Assistant Treasurer from 1978 until 1989.

     WILLIAM T. MCGREEVY has served as Vice President-Engineering since 1991. From 1989 to 1991 he was Director of Engineering.

     RICHARD D. MILLER has served as Vice President-Compliance since 1995. From January 1995 until December 1995 he was Recoton's Compliance Officer. Prior thereto, he was a Trade Specialist (April 1992-January 1995) and Import Specialist (January 1989-April 1992) with the U.S. Customs Service.

     KEVIN J. MURPHY has served as Vice President-Marketing since 1996. He served as Vice President- Purchasing from 1991 to 1996, as Director of Purchasing from 1988 until 1991, as Assistant Vice President from 1989 until 1991 and as Regional Sales Manager from 1980 until 1988.

     STEPHEN CHU has served as a director of Recoton since January 1997. He has been President and a Managing Director of STD Holding Limited, a Hong Kong subsidiary of the company, and of its various subsidiaries since 1990. STD was acquired by the Company in 1995. Mr. Chu was elected President of Recoton Japan Inc. in 1998.

     GEORGE CALVI has served as a director of Recoton since 1984. He was Executive Vice President-Sales and Marketing of the Company from 1992 until 1996, Senior Vice President-Sales and Marketing from 1988 until 1992 and Vice President from 1978 until 1988.

     PAUL FEFFER has served as a director of Recoton since 1996. He has been Chairman of Feffer Consulting Co., Inc., an international media consulting firm, since 1991 and a consultant to Merck & Company's publishing division. He founded Feffer and Simons Inc. in 1955, which was sold to Doubleday & Co. in 1962 (where he remained as President of the subsidiary Feffer and Simons until 1986) and was Chairman of Baker & Taylor International, a subsidiary of W. R. Grace & Co., from 1987 until 1991. Feffer & Simons and Baker & Taylor specialized in international publishing and book and magazine distribution and development of overseas markets for U.S. publishers.

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

ITEM 2.  PROPERTIES.

     Recoton's principal domestic manufacturing, assembling, packaging, product research and development, warehousing and distribution operations are located in Lake Mary, Florida, a suburb of Orlando. The Lake Mary complex, owned by the Company, consists of two buildings totaling approximately 763,000 square feet, including a recent 318,000 square foot warehouse addition, situated on two near-by parcels aggregating approximately 43 acres, and includes state-of-the art office, warehouse, manufacturing and distribution facilities.

     Recoton and its subsidiaries leased the following facilities as of December 31, 1997:

      LOCATION                 Description                               Companies Primarily Using
      -------------            -----------                               -------------------------
      New York, NY             Sales and corporate offices               Recoton
      Baltimore, MD            Sales and warehouse facilities            InterAct
      Maitland, FL             Warehouse                                 Recoton (closed February
                                                                            1998)
      Ft. Lauderdale, FL       Sales office                              Interact
      Clearwater, FL           Sales and warehouse facilities            AAMP
      Schiller Park, IL        Sales, R&D, engineering and               Recoton and Recoton Audio
                                  distribution
      Springfield, MO          Warehouse facilities                      AAMP
      Sparks, NV               Warehouse facilities                      AAMP
      Lake Tahoe, NV           Office                                    Christie Design
      Benecia, CA              Loudspeaker manufacturing, assembly,      Recoton Audio
                                R&D, warehouse and office facilities
      Chatsworth, CA           Manufacturing, warehouse and office       Capa
                                facilities
      San Diego, CA            R&D and assembly facility                 AAMP
      Pickering, Ontario,      Office and warehouse facilities           Recoton Canada
        Canada
      Bolton, England          Offices, sales and warehouse              Tambalan/Ross
      London, England          Sales and warehouse                       Recoton (UK)
      Pulheim, Germany         Office and distribution facilities        Magnat, MacAudio and
                                                                             HECO
      Bologna, Italy           Offices and warehouse                     Recoton Italia
      Milan, Italy             Offices                                   Arcona
      Hong Kong, PRC           Offices and R&D                           STD, Recoton (Far East)
                                                                             and Ross HK
      Tokyo, Japan             Offices                                   Recoton Japan


     In addition to the leased facilities noted above, a Recoton subsidiary owns and leases manufacturing and warehousing facilities in the Shenzhen Province of the People's Republic of China.

ITEM 3.  LEGAL PROCEEDINGS.

     CUSTOMS INVESTIGATION. In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota, other instances of undervaluation and other miscellaneous matters. Management is hopeful of reaching a settlement of this matter. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for its ultimate outcome, which could be material in relation to the Company's current operations and/or financial condition.

     STOCKHOLDER SUITS. In connection with the then-proposed merger with Jensen, certain stockholders of Jensen filed actions in the Court of Chancery of the State of Delaware against Jensen, its directors, Recoton, RC Acquisition Sub Inc. (RC Acquisition), IJI Acquisition, William Blair & Company and William Blair Leveraged Capital Fund seeking to enjoin the Jensen merger and obtain damages and other equitable relief. The Delaware Chancery Court denied in its entirety the plaintiff's motion for a preliminary injunction. In April 1997 the plaintiffs filed a motion to approve the dismissal of such action with prejudice, which motion is still pending. Plaintiff's counsel is seeking approximately $340,000 for its fees and expenses, which the Company is contesting.

     OTHER. Although the Company is also, from time to time, involved in ordinary, routine litigation incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq Stock Market National Market System under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Shares as reported on the Nasdaq Stock Market since January 1, 1996:

  QUARTER ENDED                                       HIGH              LOW

  1996
           March 31...........................       $22.50           $16.50
           June 30............................        21.25            16.50
           September 30.......................        18.25            14.25
           December 31........................        17.00            13.00

  1997
           March 31...........................        17.125           13.125
           June 30............................        14.25            11.00
           September 30.......................        16.50            11.50
           December 31........................        15.375           12.50

  1998
           March 31 (through March 26, 1998)          25.625           13.125

     On March 26, 1998, the last reported sale price for the Company's Common Shares on the Nasdaq Stock Market was $25.375 per share. As of March 26, 1998, there were 391 record holders of the Common Shares.

     DIVIDEND POLICY. The Company has never paid cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future. The Company's policy has been to retain all available earnings for the development and growth of its business. Pursuant to the Adjustable Rate Senior Notes due January 6, 2007 (the Senior Notes), the Company may not pay dividends in cash or property unless the aggregate of all dividends, plus other restricted payments (as defined) and basket investments (as defined) does not exceed $5 million plus 50% (or minus 100% in the case of a loss) of consolidated net income for the period commencing on January 1, 1997 and ending on and including the last day of the fiscal quarter of the Company most recently ended as of the date such basket investment is made or such dividend or other restricted payment is declared or made; and the Company is not in default under such Senior Notes. In deciding whether to pay dividends in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and capital expenditure requirements.

     SALES OF UNREGISTERED SECURITIES. Pursuant to a written agreement executed in the Second Quarter of 1997 but effective February 25, 1997, the Company issued 5,311 shares of its Common Stock, through certain subsidiaries of the Company, to Gian Piero Staffa, the Admministratori of the Company's Italian subsidiary Recoton Italia s.r.l., at $15.25 per share, the fair market value thereof at February 25, 1997. Such issuance was in satisfaction of the Admministratori's right under a prior agreement with RAC to be paid a portion of his annual compensation ($81,000 with respect to calendar 1995) in stock, which the parties agreed would henceforth be issued in stock of the Company instead of stock of RAC.

     On November 18, 1997 shares were issued to the former stockholders of AAMP pursuant to the merger with AAMP, as follows, all of which were issued at an exchange price of $14.7312 per share (a price computed at the average closing price over a stated period prior to the closing date of the merger):

                    Micah Ansley                114,383
                    Diane Eberlein               42,426
                    Joyce Ansley                 12,897

     The issuances of the stock noted in the prior two paragraphs was exempt from registration pursuant to Section (2) of the Securities Act of 1993, as amended, as not involving a public offering based in part on certain representations made and undertakings given by the acquiring shareholders

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of Recoton Corporation and its subsidiaries, which financial statements have been audited by Cornick, Garber & Sandler, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended December 31, 1997 appears in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                                Year Ended December 31,

                                                                   1993           1994         1995           1996          1997
                                                                   ----           ----         ----           ----          ----

                                                                      (In thousands, except income per share data)

STATEMENT OF OPERATIONS DATA:
      Net sales......................................           $121,364       $163,973      $212,677       $331,700      $502,048
      Cost of sales..................................             72,607         97,317       129,981        206,715       306,725
                                                                  ------        -------      --------       --------      --------
             Gross profit............................             48,757         66,656        82,696        124,985       195,323
      Selling, general and administrative expenses                36,290         49,454        62,747        109,194       175,873
                                                                  ------        -------      --------       --------       -------
           Operating income                                       12,467         17,202        19,949         15,791        19,450

      Interest expense...............................              1,106            608           793          4,946        12,496
      Investment income .............................                (11)          (479)         (569)          (271)          (534)
                                                                    ----        -------       -------    ------------       -------

      Income before income taxes                                  11,372         17,073        19,725         11,116         7,488
      Income tax (provision) credit                               (4,050)        (5,269)       (4,672)        (2,736)        6,093
                                                               --------       ---------      ---------      ---------       -------

             Net income..............................             $7,322        $11,804       $15,053         $8,380       $13,581
                                                                  ======        =======       =======     ==========       =======

      Income per share (1)(3)........................              $0.88          $1.13         $1.34          $0.73         $1.18
                                                                   =====          =====         =====          =====         =====

      Weighted average shares (2)(3)                               8,343         10,421        11,255         11,542        11,546
                                                                   =====         ======        ======         ======        ======




                                                                                      December 31,

                                                                  1993           1994         1995             1996          1997
                                                                  ----           ----         ----             ----          ----

                                                                                     (In thousands)

BALANCE SHEET DATA:
    Working capital..................................            $30,454        $83,223       $96,402       $158,807      $222,388
    Total assets.....................................             75,439        118,764       185,054        334,733       407,262
    Short-term debt, including current portion of
       long-term debt................................             22,101            863        18,307         51,628        14,570
    Long-term debt...................................              6,083          5,221        20,511        101,753       161,427
    Stockholders' equity.............................             37,839         96,634       119,397        128,474       139,283


---------------

(1) Represents income per share on an as diluted basis. Basic income per share was $0.92, $1.18, $1.39, $0.74 and $1.19 for 1993, 1994, 1995, 1996 and
     1997 respectively. (3)

(2) As adjusted to give effect to share distributions effected in the form of stock dividends.

(3) The income per share amounts and the number of shares used in computing income per share amounts in 1993, 1994, 1995 and 1996 have been restated to conform to SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                       Year Ended December 31,

                                                    1993             1994           1995           1996         1997
                                                    ----             ----           ----           ----         ----
Net sales...................................        100.0%           100.0%         100.0%         100.0%       100.0%
Cost of sales...............................         59.8             59.3           61.1           62.3         61.1
                                                    ----             ------         ------         ------       ------
Gross profit................................         40.2             40.7           38.9           37.7         38.9
Selling, general and administrative expenses         29.9             30.2           29.5           32.9         35.0
                                                    -----            ------         ------         ------       ------
Operating income                                     10.3             10.5            9.4            4.8          3.9
Interest expense............................          0.9              0.4            0.4            1.5          2.5
Investment income...........................          --              (0.3)          (0.3)             -         (0.1)
                                                    ------          -------         ------          -----     -------
Income before income taxes                            9.4             10.4            9.3            3.3          1.5
Income tax (provision) credit                        (3.4)            (3.2)          (2.2)          (0.8)         1.2
                                                    -------          ------         -------        -------      -----
Net income..................................          6.0%             7.2%           7.1%           2.5%         2.7%
                                                    ======           ======          ======         ======       ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net sales in 1997 increased from 1996 by $170.3 million or 51.4%, to $
502.0 million. The sales increase was primarily attributable to three factors. The first factor is the inclusion of a full year's sales of the speaker and related product lines for Recoton Audio Corporation (RAC, f/k/a International Jensen Incorporated), acquired in late August 1996. The second factor is growth in the STD and InterAct video game and multi-media product lines. The third factor is the acquisitions of Heco Audio Produkte GmbH, acquired in December 1996, Tambalan Limited, acquired in February 1997, and AAMP of America, Inc., acquired in November 1997. These increases were partially offset by slight declines in sales of certain other accessory product lines.

     Gross profit increased $70.3 million to $195.3 million and increased as a percentage of net sales to 38.9% from 37.7% in 1996. The dollar increase resulted from increased sales, of which RAC, InterAct and STD were the primary contributors. The increase in gross margin percentage is attributable primarily to a higher margin product mix.

     Selling, general and administrative expenses increased in 1997 by $66.7 million to $175.9 million, and increased as a percentage of net sales from 32.9% to 35.0% in 1997. The primary portion of the dollar increase was attributable to the inclusion of a full year of the RAC operations, acquired in late August 1996, and the other 1996-1997 acquisitions. The percentage increase was attributable to several factors, including increases in the provision for doubtful accounts as a result of the bankruptcy of three customers and increases in market development expenses.

     Interest expense increased by $7.5 million to $12.5 million in 1997. This was primarily attributable to the increased debt associated with the RAC acquisition, which was carried for a full year in 1997 as compared to four months in 1996. In addition, the Company has incurred debt to finance the growth in sales of the video and computer product lines. Interest expense is expected to increase in 1998 as additional funds are obtained to support anticipated growth.

     The Company's income taxes and effective consolidated income tax rate have been affected by changes in the proportion of domestic and foreign earnings and losses. While earnings from North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a maximum rate of 16.5%. The actual tax rate from Asian operations is dependent on the proportion of earnings from mainland China. The Company's 1997 pretax income of $7.5 million is comprised of a combination of foreign earnings and domestic losses. This resulted in a net income tax credit of $6.1 million, primarily because the tax credits attributable to domestic tax losses were at higher tax rates than the income tax expense attributable to earnings at foreign subsidiaries. Also in 1997 the Company recorded the benefit of a $1.3 million tax credit in Germany relating to the Company's decision to declare dividends from that subsidiary to its U.S. parent. This compares to 1996 pretax income of $11.1 million and corresponding income tax expense of $2.7 million. Management estimates that this trend will not continue in 1998 because of projected changes in the proportion of domestic and foreign taxable earnings and because of the expiration of a portion of a "tax holiday" applicable to certain earnings from mainland China.

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes revised standards for computing and presenting earnings per share (EPS). In accordance with this standard, all prior period EPS data has been restated. There was no material impact from the adoption of this standard. For 1997 basic EPS was $1.19/share and diluted EPS was $1.18/share as compared with basic EPS of $0.74/share and diluted EPS of $0.73/share for 1996. Outstanding shares in 1997 were 11,414,000 (basic) and 11,546,000 (diluted) as compared to 11,300,000 (basic) and 11,542,000 (diluted)
in 1996.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, will require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments included in the consolidated statements of stockholders' equity. The Company has not yet determined the manner in which it will display its comprehensive income in its 1998 financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, also effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. While management is currently evaluating the provisions of SFAS No. 131 in the context of its present and planned operating structure, it does not currently believe the SFAS No. 131 will result in significantly different financial statement disclosures.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net sales increased from 1995 to 1996 by $119.0 million or 55.9%, to $331.7 million. The sales increase is primarily attributable to sales of the speaker and related product lines which were procured with the acquisition of the branded product lines of RAC in late August 1996 and to a full year's sales of the InterAct and STD video game and multi-media product lines acquired in September 1995. RAC's net sales were $64.6 million from the date of acquisition, while InterAct/STD's net sales in 1996 were $79.6 million, an increase of $55.0 million over the 4-month period of 1995.

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

     As restated in accordance with FASB No. 128, basic EPS for 1996 was $.74/share and diluted EPS was $.73/share as compared with basic EPS of $1.39/share and diluted EPS of $1.34/share for 1995. Outstanding shares in 1996 were 11,300,000 (basic) and 11,542,000 (diluted) as compared to 10,847,000
(basic) and 11,255,000 (diluted) for 1995.

     The adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996 had no effect on the Company's operations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," also became effective January 1, 1996, but the Company decided to continue accounting for employee stock-based compensation under APB 25 rules, as permitted under SFAS No. 123. Footnote H of the Notes to the Consolidated Financial Statements discloses the pro forma effect on net income and income per share as if it had adopted SFAS No. 123's alternative accounting treatment.


                         LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company entered into a multibank $120 million bridge facility, which was subsequently increased to $135 million, to accommodate the acquisition of RAC and to finance the Company's on-going operations. In 1997, the Company completed a $75 million private placement of 10-year senior notes. The proceeds were utilized to reduce the bridge facility, which facility was then converted and increased to a four-year $15 million term loan and a three-year $71.5 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of RAC indebtedness assumed on its acquisition. In January 1998, the $71.5 million committed revolving line of credit was restructured to a $66.5 million committed revolving line of credit through December 1999 and a $5.0 million four-year term loan.. The outstanding borrowings and letters of credit under the revolving facility were approximately $65.5 million at December 31, 1997. At December 31, 1997, the Company was not in compliance with certain covenants involving the maintenance of financial ratios and minimum tangible net worth under the note and bank loan agreements. However, both the senior loan holders and the bank lenders have agreed to waive these covenants at December 31, 1997 and temporarily relax them until such time as the loan agreements have been amended to include certain less restrictive requirements, but not later than June 29, 1998.

     In November 1997 the Company borrowed $5.0 million under a demand note agreement to finance the acquisition of AAMP. The note was paid in January 1998.

     At December 31, 1997, the Company had working capital of approximately $222.4 million as compared to approximately $158.8 million at December 31, 1996. The Company's ratio of current assets to current liabilities increased to 3.3 to 1 at December 31, 1997 as compared with 2.6 to 1 at December 31, 1996. The increases in working capital and the working capital ratio are primarily the result of the reclassification of loans under the Company's revolving line of credit to a noncurrent liability as a result of extensions in their terms and the elimination of a provision for an annual "clean-up" less the effects of funding the growth in the video game, computer, home audio and car audio product lines. While trade receivables increased $28.6 million due to the increased sales volume and inventories increased $35.4 million in response to the added sales volume, accounts payable and accrued expenses only increased approximately $33.4 million to support the increase in inventory. In 1997, cash flows used for operations were $12.6 million as compared to cash flows provided by operations of $1.2 million in the prior year. This change was primarily due to substantial increases in accounts receivable and inventories which are described above.

     In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for approximately $710,000; no shares were repurchased pursuant to such authorization in 1996 or 1997. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's loan agreements.

     In April 1995, Recoton formed Christie Design Corporation. This wholly-owned subsidiary, which develops and markets speaker products, commenced manufacturing and shipments in March 1996. Through March 1996, the Company expended approximately $3.9 million for start-up and capital costs for this subsidiary.

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

     In August 1996, Recoton acquired the branded product lines of RAC (then known as International Jensen Incorporated), a leading marketer of home and automotive loudspeakers and automotive electronics, for a total cost of approximately $61.6 million, which includes closing costs and consolidation costs in 1997. In connection with the acquisition, Recoton assumed approximately $34 million in notes and loans payable. The transaction occurred by merger with a Recoton subsidiary, after the sale of Jensen's original equipment manufacturing business to a third party.

     In December 1996, the Company, through a German subsidiary, acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany) for a cost of approximately $1.3 million. Heco is a leading brand of home speakers in Germany.

     In February 1997, Recoton acquired the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $285,000 plus closing costs and assumed certain outstanding debt of approximately $2.9 million. Tambalan markets headphones and other consumer electronics products in the United Kingdom and other European countries under the trade name ROSS CONSUMER PRODUCTS. Tambalan is located in England and also has a branch operation in Hong Kong.

     In November 1997, the Company acquired AAMP of Florida, Inc. (AAMP), d/b/a. AAMP of America, Inc., at a cost of approximately $2.4 million paid by the issuance of 169,706 Recoton Common Shares. In conjunction with the acquisition, the Company assumed approximately $4.5 million in debt, which was repaid in November 1997 from the proceeds of a $5 million loan. AAMP is a leading car audio accessories company based in Clearwater, Florida whose business includes the STINGER and PERIPHERAL brands.

     In December 1997, the Company acquired, out of bankruptcy, selected assets of Capa Industries, Inc. at a cost of approximately $1.1 million. The acquisition provided expanded manufacturing and electronic engineering capacity to enhance the home and car audio products line.

     The Company completed construction, in January 1998, of a 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The cost of the building construction was approximately $5 million.

     There has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar in recent years has been pegged to the U.S. dollar at an official exchange rate of HK 7.75 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, as a result of turmoil in the Asian currency markets during 1997, there can be no assurance that these relationships will continue.

     With the RAC, Heco and Tambalan acquisitions, the Company's operations in Western Europe are exposed to variations in foreign exchange rates. Due to the strengthening of the U.S. dollar against the German mark and Italian lira during 1997, the Company's stockholders' equity was reduced by a foreign currency translation adjustment of approximately $5.3 million of which approximately $3.3 million occurred in the first quarter of 1997. If there are any further material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar, such changes could adversely affect the results of the Company's European and/or Canadian operations included in the consolidated financial statements and could cause further increases in the amount of foreign currency translation adjustments which are charged directly to stockholders' equity.

     As further described in Note O to the Notes to Financial Statements, the financial impact of the pending criminal and civil customs investigation cannot be determined at this time, but could be material to the Company.

     The Company has addressed what has become known as the Year 2000 Issue. This issue has arisen because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The Company believes that all of its computer systems are year 2000 compliant. The Company is contacting its customer and vendor base to ascertain their compliance to the extent that their problems could affect the Company.

     The Company has no other material commitments for capital expenditures. However, the Company is considering the acquisition of additional computer hardware and software to be used both in the United States and in its foreign locations. In addition, the Company is evaluating options for the future growth of its manufacturing facilities in China. The Company will also continue to evaluate possible acquisitions that may be attractive to the growth of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(1)    INDEX TO FINANCIAL STATEMENTS
                                                                    PAGE

          Independent Auditors' Report                              F-1

          Recoton Corporation and Subsidiaries --

            Consolidated Balance Sheets as
            at December 31, 1996 and 1997                           F-2

            Consolidated Statements of Operations for
            the years ended December 31, 1995, 1996
            and 1997                                                F-3

            Consolidated Statements of Stockholders'
            Equity for the years ended December 31, 1995,
            1996 and 1997                                           F-4 to F-6

            Consolidated Statements of Cash Flows for
            the years ended December 31, 1995, 1996
            and 1997                                                F-7 to F-8

            Notes to Financial Statements                           F-9 to F-30

(a)(2)    INDEX TO FINANCIAL STATEMENT SCHEDULE

            Independent Auditor's Report on
            Supplemental Schedule                                   F-31

            Recoton Corporation and Subsidiaries --

                   Schedule II   -- Valuation and
                       Qualifying Accounts                          F-32

     Other financial statement schedules have not been filed because the conditions requiring the filing do not exist or the required information is provided in the consolidated financial statements, including the notes thereto.

     The individual financial statements of the Company have been omitted because the requirements for omission have been met.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      RECOTON CORPORATION AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                FORM 10-K ITEM 8

                          YEAR ENDED DECEMBER 31, 1997

                          INDEPENDENT AUDITORS' REPORT





BOARD OF DIRECTORS
RECOTON CORPORATION



     We have audited the accompanying consolidated balance sheets of RECOTON CORPORATION AND SUBSIDIARIES as at December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                   /S/ CORNICK, GARBER & SANDLER LLP
                                   -------------------------------
                                   CERTIFIED PUBLIC ACCOUNTANTS


NEW YORK, NEW YORK
FEBRUARY 27, 1998

                      RECOTON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)


                                         ASSETS                                             AS AT DECEMBER 31,
                                                                                           1996           1997
CURRENT ASSETS:
   Cash and cash equivalents                                                           $    29,130     $ 17,247
   Accounts receivable (less allowance for doubtful accounts
      of $3,119,000 in 1996 and $3,797,000 in 1997)                                        101,278      129,852
   Inventories                                                                             106,987      142,362
   Prepaid, refundable and deferred income taxes                                            12,182       18,220
   Prepaid expenses and other current assets                                                 8,687        9,484
                                                                                       -----------    ------------

                  TOTAL CURRENT ASSETS                                                     258,264      317,165

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                                           30,578       36,184
TRADEMARKS AND PATENTS (less accumulated amortization)                                       5,509        5,126
GOODWILL (less accumulated amortization)                                                    31,251       38,554
DEFERRED INCOME TAXES                                                                        5,985        6,724
OTHER ASSETS                                                                                 3,146        3,509
                                                                                          ---------       ------

                  T O T A L                                                            $   334,733    $ 407,262
                                                                                       ===========    =============

                                       LIABILITIES

CURRENT LIABILITIES:
   Bank loans and drafts payable                                                       $    42,945     $  5,000
   Current portion of long-term debt                                                         8,683        9,570
   Accounts payable                                                                         28,634       53,231
   Accrued expenses                                                                         17,834       26,588
   Income taxes payable                                                                      1,361          388
                                                                                       -----------    ------------

                  TOTAL CURRENT LIABILITIES                                                 99,457       94,777

LONG-TERM DEBT (less current portion above)                                                101,753      161,427
OTHER NONCURRENT LIABILITIES                                                                 5,049       11,775
                                                                                         ---------       -------

                  TOTAL LIABILITIES                                                        206,259      267,979
                                                                                       -----------      -------

COMMITMENTS AND CONTINGENCIES (Notes B, N and 0)

                                  STOCKHOLDERS' EQUITY

PREFERRED STOCK - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                          --              --
COMMON STOCK - $.20 par value each - authorized
   25,000,000 shares; issued 12,597,982 shares in
   1996 and 12,797,601 shares in 1997                                                        2,520        2,560
ADDITIONAL PAID-IN CAPITAL                                                                  75,913       78,376
RETAINED EARNINGS                                                                           57,177       70,758
CUMULATIVE FOREIGN TRANSLATION ADJUSTMENT                                                   (1,021)      (6,295)
                                                                                       -----------    ------------

                  TOTAL                                                                    134,589      145,399

TREASURY STOCK - 1,225,067 shares in 1996 and
   1,225,167 shares in 1997, at cost                                                        (6,115)      (6,116)
                                                                                         ----------   ---------------

                  TOTAL STOCKHOLDERS' EQUITY                                               128,474      139,283
                                                                                       -----------    ------------

                  T O T A L                                                            $   334,733    $ 407,262
                                                                                       ===========    =============

            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)



                                                                                  YEAR ENDED DECEMBER 31,
                                                                          1995             1996            1997

NET SALES                                                              $   212,677     $   331,700      $   502,048

COST OF SALES                                                              129,981         206,715          306,725
                                                                       -----------     -----------      -----------

GROSS PROFIT                                                                82,696         124,985          195,323
                                                                       -----------     -----------      -----------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                 62,747         109,194          175,873
INTEREST EXPENSE                                                               793           4,946           12,496
INVESTMENT INCOME                                                             (569)           (271)            (534)
                                                                       -----------     -----------      -----------

         T O T A L                                                          62,971         113,869          187,835
                                                                       -----------     -----------      -----------

INCOME BEFORE INCOME TAXES                                                  19,725          11,116            7,488
INCOME TAX (PROVISION) CREDIT                                               (4,672)         (2,736)           6,093
                                                                       -----------     -----------      -----------

NET INCOME                                                            $     15,053    $      8,380      $    13,581
                                                                       ============    ============     ===============

INCOME PER SHARE:
   BASIC                                                                     $1.39            $.74            $1.19
                                                                             =====            ====            =====

   AS DILUTED                                                                $1.34            $.73            $1.18
                                                                             =====            ====             =====

NUMBER OF SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   BASIC                                                                    10,847          11,300           11,414
                                                                            ======          ======           ======

   AS DILUTED                                                               11,255          11,542           11,546
                                                                            ======          ======           ======



            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
              (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                          CUMULATIVE
                                                                                          FOREIGN
                                                             ADDITIONAL                   CURRENCY
                                         COMMON STOCK         PAID-IN      RETAINED      TRANSLATION          TREASURY STOCK
                                    SHARES        AMOUNT      CAPITAL      EARNINGS       ADJUSTMENT     SHARES           AMOUNT
                                 -------------    --------  -------------   ----------   -------------   --------------------------


BALANCE - JANUARY 1, 1995           11,793,198   $  2,359    $   64,394   $   33,744     $    (381)     1,073,859       $  (3,482)

Net income for the year                                                       15,053
Exercise of stock options               96,870         19           339                                     4,649             (99)
Repurchases of stock                                                                                       42,366            (710)
Stock issued for acquisition
   of STD Holding Limited              406,092         81         8,193
Stock acquired in cancellation
   of $194,000 loan receivable                                                                             11,896            (194)
Foreign currency translation
   adjustment                                                                                   81
                                    ----------    --------    ----------   ----------      ---------   ------------       ---------

BALANCE - DECEMBER 31, 1995         12,296,160      2,459        72,926       48,797          (300)     1,132,770           (4,485)
                                    ----------    --------    ----------   ----------      ---------   ------------       ---------
Net income for the year                                                        8,380
Exercise of stock options              301,822         61         2,987                                     27,297            (476)
Repurchases of stock                                                                                        65,000          (1,154)
Foreign currency translation
   adjustment                                                                                 (721)
                                  -------------   --------    ----------    ----------     ---------   ------------       ---------

BALANCE - DECEMBER 31, 1996         12,597,982      2,520        75,913        57,177       (1,021)      1,225,067          (6,115)
                                  -------------   --------    ----------    ----------     ---------   ------------       ---------
Net income for the year                                                        13,581
Exercise of stock options               24,602          5           126
Repurchases of stock                                                                                          100               (1)
Stock issued as payment
   of bonus                              5,311          1            80
Stock issued for acquisition
   of AAMP of Florida, Inc.            169,706         34         2,257
Foreign currency translation
   adjustment                                                                               (5,274)
                                    ----------    --------    ----------   ----------      ---------   ------------       ---------

BALANCE - DECEMBER 31, 1997         12,797,601   $  2,560    $   78,376    $   70,758    $  (6,295)     1,225,167        $  (6,116)
                                  =============  ========    ==========      ==========  =========      =========        =========

The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (TABULAR AMOUNTS IN THOUSANDS)



                                                                                    YEAR ENDED DECEMBER 31,
                                                                                1995          1996         1997
                                                                            ----------    ----------    -------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $    15,053   $     8,380   $  13,581
                                                                             -----------   -----------  -----------

   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                2,496        5,194        7,953
      Amortization of intangibles                                                 1,120        3,045        3,002
      Provision for losses on accounts receivable                                   847        1,259        4,932
      Deferred income taxes                                                        (776)        (312)      (2,578)
      Change in asset and liability accounts (net of effects of acquisitions):
         Accounts receivable                                                    (13,242)     (12,210)     (34,339)
         Inventory                                                              (14,195)      (6,039)     (33,812)
         Prepaid and refundable income taxes                                                  (1,242)      (6,061)
         Prepaid expenses and other current assets                               (1,858)       3,305         (588)
         Other assets                                                                95         (347)        (625)
         Accounts payable and accrued expenses                                      923          586       28,890
         Income taxes payable                                                     1,114       (2,124)        (911)
         Other noncurrent liabilities                                                43        1,751        7,987
                                                                            ----------    ----------    -----------

               TOTAL ADJUSTMENTS                                                (23,433)      (7,134)     (26,150)
                                                                            ----------    ----------     ----------

               NET CASH PROVIDED BY (USED FOR)
                  OPERATING ACTIVITIES                                           (8,380)       1,246      (12,569)
                                                                            ----------    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions of businesses (net of
      cash acquired of approximately $2,340,000 in
      1995, $3,014,000 in 1996 and $932,000 in 1997)                           (12,883)      (55,909)        (755)
   Expenditures for trademarks, patents and
      intellectual property                                                       (771)         (195)        (216)
   Expenditures for property and equipment                                     (10,561)       (7,383)     (12,937)
                                                                            ----------    ----------      ---------

               NET CASH USED FOR INVESTING ACTIVITIES                          (24,215)      (63,487)     (13,908)
                                                                            -----------   ------------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under credit
      agreements and other bank debt                                        $   13,193   $(10,368)      $  29,639
   Net proceeds from (repayments of) bridge loans                                         129,364         (75,000)
   Net proceeds from sale of senior notes                                                                  75,000
   Repayments of bank loans assumed upon
      acquisition of businesses                                                 (2,273)   (36,173)        (7,336)
   Net proceeds from long-term bank borrowings                                  20,000
   Repayment of long-term bank borrowings                                         (943)    (5,206)        (7,456)
   Proceeds from exercise of stock options                                         198      1,387             39
   Purchases of treasury stock                                                    (710)    (1,154)            (1)
   Income tax benefit applicable to exercise
      of stock options                                                              62      1,185             92
                                                                            ----------   -----------   ------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                            29,527     79,035         14,977
                                                                            ---------    ------------   ---------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH OF FOREIGN SUBSIDIARIES                                                (14)        (57)          (383)
                                                                            ----------   -----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            (3,082)     16,737        (11,883)

CASH AND CASH EQUIVALENTS - JANUARY 1                                          15,475      12,393         29,130
                                                                            ----------   -----------      ---------

CASH AND CASH EQUIVALENTS -
   DECEMBER 31                                                             $   12,393   $  29,130     $   17,247
                                                                            ==========   ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH PAID
FOR:
   Interest                                                                $      713   $   4,451     $   10,913
                                                                            ==========   ===========     ==========

   Income taxes                                                             $   4,429   $   5,686     $   1,513
                                                                            ==========   ===========     ==========


            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------   ---------------------------------------------------------------------

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         In management's opinion, the carrying value at December 31, 1997 and December 31, 1996 of the Company's financial instruments approximates their fair value because of their short maturities or, for the majority of long-term debt, because there have been no significant changes in the market rates for such debt since it was incurred.

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

         INCOME PER SHARE:

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 eliminates the presentation of primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share. The income per share amounts and the number of shares used in computing the income per share amounts in 1995 and 1996 have been restated to conform to SFAS No. 128.

         Under SFAS 128, basic income per share is computed by dividing the net income by the weighted average common shares outstanding for the period, without regard to outstanding stock options, warrants or other potentially dilutive securities or contingent stock issuances. Diluted earnings per share reflects the dilution that would have occurred if potential dilutive securities were exercised (after application of the treasury stock method) and contingent stock issuances were made.

         A reconciliation of the number of shares used in computing the per share amounts is as follows:

                                                  (IN THOUSANDS)
                                               YEAR ENDED DECEMBER 31,
                                            1995         1996         1997
                                            ----         ----         ----
         Weighted average common shares
            outstanding                    10,847       11,300        11,414
         Dilutive effect of stock options     408          242           132
                                           ------       -------      -------

         Adjusted common shares used for
            dilutive computation           11,255       11,542        11,546
                                           ======       ======        ======

         The above excludes outstanding options to purchase approximately 100,000 shares in 1995, 406,000 shares in 1996 and 565,000 shares in
         1997 because these options are considered anti-dilutive based on the relationship of their exercise price to the average market prices of the Company's common stock. Also excluded are contingent stock issuances relative to accrued bonuses of approximately $5,650,000 at December 31, 1997, which may, solely at the Company's option, be settled in common stock beginning on January 1, 1999; the Company expects to pay such bonuses in cash.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, will require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments included in the consolidated statements of stockholders' equity. The Company has not yet determined the manner in which it will display its comprehensive income in its 1998 financial statements.

         Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, also effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. While management is currently evaluating the provisions of SFAS No. 131 in the context of its present and planned operating structure, it does not currently believe that SFAS No. 131 will result in significantly different financial statement disclosures.

NOTE B - ACQUISITIONS:

         The results of operations of the following acquisitions during the three years ended December 31, 1997 are included in the attached consolidated statements of operations from their respective dates of acquisition.

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

         On August 28, 1996, the Company acquired for cash, in a purchase transaction, all of the outstanding stock of International Jensen Incorporated ("Jensen"). The purchase price recorded in the 1996 financial statements was approximately $60.2 million and included investment banker fees and other closing costs, Jensen's estimated income taxes and estimated relocation, severance and other costs to eliminate duplicate facilities and consolidate certain of Jensen's operations into the Company's Lake Mary, Florida facilities in 1997. Actual costs exceeded estimated costs by approximately $1.4 million, which was recorded as additional purchase price of Jensen in 1997. The Jensen purchase was preceded by Jensen's sale of its original equipment manufacturing business to a member of its management. The $17.8 million excess of the total cost of the Jensen purchase over the fair market value of the net identifiable assets acquired has been recorded as goodwill, which is being amortized to operations over 30 years.

         In December 1996, the Company acquired for approximately $1.3 million the Heco brand of home speakers in Germany through a purchase of selected assets from the receiver in bankruptcy of Heco GmbH.

         In February 1997, the Company acquired, in a purchase transaction, the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $285,000, plus closing costs and the assumption of certain outstanding bank and other loans of approximately $2.9 million. Tambalan sells headphones and other consumer products in the United Kingdom and other European countries trading under the name Ross Consumer Products. It also has branch operations in Hong Kong.

         In November 1997, the Company acquired, in a purchase transaction, the outstanding stock of AAMP of Florida, Inc.("AAMP"), a manufacturer and marketer of automotive audio accessories. The purchase price was approximately $2.4 million, which included the issuance of 169,706 shares of the Company's common stock, with a market value of approximately $2.3 million. Goodwill of approximately $4.1 million, comprised of the purchase price and the excess of liabilities assumed over the fair value of assets acquired, is being amortized to operations over 15 years.

         In December 1997, the Company acquired, for approximately $1.1 million, from the receiver in bankruptcy, substantially all the assets of CAPA Industries, Inc. ("CAPA"). CAPA is a designer and manufacturer of electronic components which are used in certain home and car audio accessories. The excess of the purchase price over the fair value of the assets acquired, aggregating approximately $797,000, has been recorded as goodwill and is being amortized to operations over 15 years.

         The following presents, on an unaudited pro forma basis, the net sales, net earnings and earnings per share of the Company as if the Jensen and AAMP acquisitions had each occurred on January 1, 1996. The information for Jensen is based on its unaudited financial data for the period from January 1, 1996 to August 28, 1996, after eliminating its original equipment manufacturing operations and certain costs and expenses pertaining to the acquisition which are unrelated to the operations acquired. The information for AAMP is based on its unaudited historical information for the year ended December 31, 1996 and for the period January 1, 1997 to November 18, 1997. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented, nor is it indicative of the expected future results of operations.

                                          IN THOUSANDS (EXCEPT PER SHARE DATA)
                                               YEAR ENDED DECEMBER 31,
                                                1996              1997
                                                ----              ----

         Net sales                          $   454,589        $   518,131
                                            ===========        ===========

         Net earnings                       $     2,681        $    15,071
                                            ===========        ===========

         Basic earnings per share                  $.23              $1.30
                                                   ====              =====

         The operations of Heco, Tambalan and CAPA prior to acquisition were immaterial in relation to those of the Company

NOTE C - INVENTORIES:

         Inventories are summarized as follows:

                                                                     (IN THOUSANDS)
                                                                      DECEMBER 31,
                                                                  1996           1997

                Raw materials and work-in-process            $     28,778    $     38,188
                Finished goods                                     71,031          93,602
                Merchandise in-transit                              7,178          10,572
                                                              -----------    ------------

                        T O T A L                             $   106,987    $    142,362
                                                              ===========    ============


NOTE D -  PROPERTY AND EQUIPMENT:

          Property and equipment are summarized as follows:

                                                                 (IN THOUSANDS)             ESTIMATED
                                                                   DECEMBER 31             USEFUL LIFE
                                                               1996           1997            (YEARS)
                                                            ---------     ----------     ------------

                 Land                                     $     3,281    $     3,144
                 Buildings, leaseholds
                    and improvements *                         14,345         18,952          15 - 40
                 Machinery and equipment                        7,806          8,648           3 - 10
                 Furniture, fixtures and
                    office equipment                            7,494         10,790           2 - 7
                 Tools and dies                                 9,777         13,428           2 - 5
                                                            ---------     ----------

                    TOTALS                                     42,703         54,962

                 Less accumulated depreciation
                    and amortization                           12,125         18,778
                                                            ---------     ----------

                    BALANCE                                 $  30,578     $   36,184
                                                            =========     ==========

               * Includes capitalized interest costs of approximately $118,000 in 1997.

NOTE E - BANK LOANS AND DRAFTS PAYABLE:

         In 1996, the Company entered into a multi-bank, $135 million bridge loan facility of which approximately $130.1 million was outstanding at December 31, 1996. On January 6, 1997, the Company sold, to institutional investors in a private placement, $75 million of ten-year senior notes, the proceeds of which were used to reduce the bridge loan facility, which was then converted to a $50 million revolving credit facility expiring in August 1999 and a four-year $15 million term loan. The $15 million term loan was used to refinance at lower rates certain debt assumed in the Jensen acquisition. The balance sheet at December 31, 1996 gave effect to these transactions and, accordingly, the $90 million aggregate of the ten-year and four-year loans was classified as long-term debt (see Note F). The amount due under the revolving credit facility was classified as a current liability at December 31, 1996 because the related agreement required that borrowings be reduced to zero for one thirty-day period during each twelve months the facility is outstanding. Interest on borrowings under the revolving credit facility is payable at rates negotiated with banks at the time borrowings are made. Additionally, the banks require the maintenance of various financial ratios (see Note F (3)).

         In September 1997, the credit agreement was amended and the credit facility was increased to approximately $71.5 million to January 30, 1998 at which time it was replaced by a $5 million four year term loan and a revolving credit facility of approximately $66.5 million expiring in December 1999. The balance sheet at December 31, 1997 gives effect to this transaction and, accordingly, the $5 million term loan and the $63 million of outstanding borrowings under the revolving credit facility have been classified as long-term debt (see Note F).

         The weighted average interest rate on outstanding borrowings under the credit agreement at December 31, 1997 was approximately 8.1%.

         The Company's Hong Kong subsidiaries have lines-of-credit of approximately $15 million with three overseas banks. The banks have a security interest to the extent of merchandise purchased using trust receipt loans. There were no outstanding borrowings under the lines at December 31, 1997.

         Outstanding letters of credit, which aggregated approximately $9.4 million at December 31, 1997, reduce the amounts available under these lines.

         In November 1997, the Company borrowed $5 million from a bank, in the form of a demand note. The proceeds were used to repay debt which was assumed on the acquisition of AAMP. The loan was repaid in January 1998, with interest at 8.75%.


NOTE F - LONG-TERM DEBT:

         Long-term debt included in the consolidated balance sheets is summarized as follows:

                                                                                         (IN THOUSANDS)
                                                                                       AS AT DECEMBER 31,
                                                                                      1996            1997

                Senior ten-year notes payable (1) (3)                              $    75,000    $    75,000

                Notes and loans payable - banks (2) (3):
                   Bank credit facility loans (see Note E)                                             63,000
                   Due in monthly installments of
                      $58,350 through October 1998, plus
                      interest at 6.91% a year                                           1,283            583
                   Due in quarterly installments of
                      $649,150 through December 2000,
                      plus interest at 7.80% a year                                     10,402          7,790
                   Due in monthly installments of
                      $116,670 through December 2000,
                      plus interest at 6.60% a year                                      5,600          4,200
                   Due in quarterly installments of $937,500
                      through January 2001, plus interest which varies with
                      changes in certain of the Company's financial ratios and
                      changes in the LIBOR rate (approxi-
                      mately 5.81% at December 31, 1997)                                15,000         12,188
                   Due in quarterly installments of $312,500
                      through January 2002, plus interest
                      which varies with changes in certain
                      of the Company's financial ratios and
                      changes in the LIBOR rate                                                         5,000

                Mortgages collateralized by certain land and building in Lake
                   Mary, Florida payable in monthly installments of $36,368 to
                   June 2001 with a final installment aggregating approximately
                   $2 million due in July 2001. The payments
                   include interest at 7.99%  to 8.40% a year                           3,061           2,868

                Other debt                                                                 90             368
                                                                                   -----------    -----------

                Total long-term debt                                                  110,436         170,997
                Less current portion                                                    8,683           9,570
                                                                                   -----------    -----------

                Noncurrent portion                                                 $  101,753     $   161,427
                                                                                   ===========    ===========


         (1) In January 1997, the Company sold in a private placement to institutional investors $75 million of adjustable rate senior notes, the proceeds of which were used to partially repay certain bank loans outstanding at December 31, 1996 (see Note E). The notes are payable in equal annual principal installments of $10,714,286 beginning in January 2001. Interest is payable quarterly at 8.75% a year and was adjusted retroactively from 8.12% a year based on the measurement of certain financial ratios at September 30, 1997. The note agreement provides for, among other things, the maintenance of various specified financial ratios and minimum tangible net worth requirements (as defined), contains limitations and restrictions on additional borrowings, the payment of dividends, repurchases of the Company's common stock, engaging in business not directly related to the consumer electronics industry, investments, mergers and sales of the Company's assets, other than in the ordinary course of business (as defined).

              The agreement also provides, under certain circumstances, for the acceleration of the payment of all or a portion of the notes in the event of a sale of the Company's assets (as defined) or in the event the Company should request a waiver of the restrictions on mergers or consolidations with other entities.

         (2) The bank loan agreements contain covenants and restrictions similar to, but generally less restrictive than, the senior notes payable.

         (3) At December 31, 1997, the Company was not in compliance with certain covenants involving the maintenance of financial ratios and minimum tangible net worth under the note and bank loan agreements. However, both the senior loan holders and the bank lenders have agreed to waive these covenants at December 31, 1997 and temporarily relax them until such time as the loan agreements have been amended to include certain less restrictive requirements, but not later than June 29, 1998.

         The noncurrent portion of long-term debt at December 31, 1997 is payable as follows:

                YEAR ENDING DECEMBER 31:                  (IN THOUSANDS)
                   1999                                    $    72,319
                   2000                                          9,339
                   2001                                         15,172
                   2002                                         11,027
                Subsequent to December 31, 2002                 53,570
                                                         -------------

                   T O T A L                               $   161,427
                                                           ===========

NOTE G - STOCKHOLDERS' EQUITY:

         In 1993, the Board of Directors authorized the Recoton Corporation Stock Bonus Plan, which provides for the issuance to officers and key employees an aggregate of up to 300,000 shares of stock held in treasury, of which 261.396 shares are available for future grants at December 31, 1997. Such plan is administered by a committee of the Board of Directors. Awards under the plan are charged to operations based on the fair market value of the shares at the date of issuance.

         In 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock. The Company has repurchased 48,352 shares for approximately $835,000, of which 42,366 shares were acquired in 1995 for approximately $710,000. Future repurchases of shares may be limited under the terms of the Company's loan agreements (see Note F).

         In August 1995, the Company issued 406,092 shares of common stock in connection with the purchase of STD (see Note B).

         In October 1995, the Company adopted a shareholders' rights plan, which becomes operative in certain events involving the acquisition of 20% or more of the Company's common stock or the commencement of a tender or exchange offer by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board at a redemption price of $0.01 per right, entitles its holder to purchase for $100 an amount of common stock of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. 250,000 shares of Series A Junior Participating Preferred Shares have been reserved in connection with the rights plan.

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

         In July 1996, the Company purchased from an officer 65,000 shares of previously issued common stock for approximately $1,154,000, representing the fair market value of the shares on the date of the purchase.

         In May 1997, the Company issued 5,311 shares of common stock with a market value of approximately $81,000 to an employee as payment for a bonus which was earned and charged to operations in 1996.

         In November 1997, the Company issued 169,706 shares of common stock in connection with the purchase of AAMP of Florida, Inc. (see Note B).

         The Board of Directors has voted to increase the amount of authorized common stock to 40 million shares, subject to stockholder approval.

NOTE H - STOCK OPTIONS:

         At December 31, 1997, the Company has three stock option plans.

         Options to purchase 17,066 shares are outstanding under the Company's 1982 Incentive Stock Option Plan. No additional options are available for grant under this plan.

         The Company's Nonqualified Plan provides for the granting of options to purchase up to 346,666 shares of common stock, of which options for 1,002 shares are available for future grants at December 31, 1997.

         The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 2,500,000 shares of common stock; such options may be either incentive stock options (as defined in the Internal Revenue Code) or nonqualified options. At December 31, 1997, options to purchase 1,007,404 shares are available for future grants under this plan. An employment agreement with Mr. Robert Borchardt, the Company's President, Co-Chairman of the Board and Chief Executive Officer, provides for the granting of nonqualified options each year for the duration of the agreement, based on a formula related to annual increases in consolidated net income, as defined. Pursuant to the agreement, options to purchase 79,741 shares were granted from this plan in 1996 applicable to the Company's 1995 operations and options to purchase 130,975 shares were granted in 1998 applicable to the Company's 1997 operations.

         Also, at December 31, 1997 there are non-plan nonqualified options outstanding to purchase an aggregate of 18,750 shares of common stock, of which options to purchase 7,500 shares at $20.67 a share were granted to a director of the Company in 1994 and options to purchase 10,000 shares at $16.00 a share were granted to a consulting firm in 1995.

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

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", for stock options granted to employees, officers and directors and, therefore, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for stock option plans. Accordingly, no compensation cost has been recognized for options granted under its stock option plans. If the Company had elected to recognize compensation cost for options granted under these plans based on their fair values at the grant dates, consistent with the method of SFAS No. 123, net income and income per share would have been reduced to the pro forma amounts indicated below:

                                              YEAR ENDED DECEMBER 31,
                                           1995         1996        1997
                                           (IN THOUSANDS, EXCEPT PER
                                                SHARE INFORMATION)
          Net income:
             As reported                $   15,053   $    8,380     $13,581
             Pro forma                      13,581        5,539      12,016
          Income per share:
             Basic:
                As reported                  $1.39         $.74       $1.19
                Pro forma                     1.25          .49        1.05
             As diluted:
                As reported                  $1.34         $.73       $1.18
                Pro forma                     1.21          .48        1.04

         The fair values of the Company's stock options used to compute the pro forma net income and income per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model based on the following assumptions:

                                                                    1995             1996               1997
                                                              --------------    ---------------   ----------

                Expected volatility                                46.3%             46.3%             46.9%
                Average risk-free interest rate                     7.0%              6.0%              6.5%
                Average expected holding period,
                    in years                                          8                 9                 7

         A summary of the status of the Company's outstanding stock options as of December 31, 1995, 1996 and 1997 and changes during the years then ended is presented below:

                                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                     1995                     1996                     1997
                                            ----------------------    ----------------------   -----------------------
                                                         WEIGHTED                WEIGHTED                  WEIGHTED
                                                        AVERAGE                  AVERAGE                   AVERAGE
                                                        EXERCISE                 EXERCISE                  EXERCISE
                                              SHARES     PRICE        SHARES      PRICE        SHARES      PRICE
                       STOCK OPTIONS          (000'S)   PER SHARE     (000'S)    PER SHARE     (000'S)     PER SHARE
                --------------------------    ---------- ---------    ---------   ---------     -------     ---------

                Outstanding at beginning
                  of year                      1,005      $  9.00        1,315     $ 12.23      1,269     $ 14.62
                Granted                          414*       17.98          285       17.05        424*      13.55
                Exercised                        (97)        3.06         (302)       6.17        (25)       1.60
                Forfeited/expired                 (7)       14.68          (29)      18.03       (322)      19.91
                                               ------     -------       ------     -------      ------    -------

                Outstanding at end of year     1,315      $ 12.23        1,269     $ 14.62      1,346      $13.26
                                               =====      =======        =====     =======       =====     ======

                Exercisable at year end          667      $  8.09          848     $ 13.88        929      $12.84
                                               =====      =======        =====     =======       =====     ======

                Weighted - average fair
                  value of options granted
                  during the year                         $ 10.89                  $ 10.88                 $ 7.56
                                                          =======                  =======                 =====

*Excludes options for 79,741 shares at $18.75 a share earned in 1995 and 130,975 shares at $14.06 a share earned in 1997 but issued in 1996 and 1998, respectively, pursuant to the terms of the executive employment agreement with the Company's President, Co-Chairman of the Board and Chief Executive Officer.

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                  Weighted        Weighted                   Weighted
                                                  Average         Average                    Average
                                                  Remaining       Exercise                   Exercise
                   Range of         Shares       Contractual       Price         Shares       Price
              EXERCISE PRICES       (000'S)         LIFE          PER SHARE      (000'S)     PER SHARE

              $  1.13 to $  3.33      212        3.5 years        $  2.89         212        $  2.89
                12.25 to   16.75    1,014        7.3 years          14.71         600          15.07
                18.07 to   21.00      120        6.7 years          19.36         117          19.39
                                    -----                                         ---

                         Totals     1,346                                        929
                                    =====                                        ===

         Subsequent to December 31, 1997, the Company also issued to officers and employees options to purchase 371,100 shares at $13.50 a share and 100,000 shares at $22.63 a share from the 1991 Stock Option Plan. Also, the Board of Directors authorized, subject to stockholder approval, the adoption of the 1998 Stock Option Plan which provides for grants of either incentive stock options or nonqualified stock options to officers, employees or consultants to purchase up to 1,500,000 shares of common stock and in connection therewith no further options will be granted under the Company's other plans after such new plan is approved. After giving effect to the foregoing, option grants in 1998, there are 405,429 shares available for future option grants under the 1991 Stock Option Plan.


NOTE I - CONCENTRATIONS:

         In 1997, sales to one customer represented approximately 11% of consolidated net sales. No single customer accounted for sales in excess of 10% of consolidated net sales in 1996 and 1995. Revenue from export sales from the United States was less than 10% of consolidated net sales in each of the three years ended December 31, 1997. The Company currently sources certain products from single suppliers. However, to lessen the risks of off-shore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources. Information about the Company's domestic operations and foreign subsidiaries is set forth in Note P.


NOTE J - RESEARCH AND DEVELOPMENT:

         Research and development costs for new products aggregated approximately $1,608,000 in 1995, $2,897,000 in 1996 and $4,245,000 in
         1997.


NOTE K - ADVERTISING COSTS:

         Advertising costs aggregated approximately $1,453,000 in 1995, $2,768,000 in 1996 and $5,141,000 in 1997.


NOTE L - INCOME TAXES:

         Income taxes on the statements of operations are comprised of the following:

                                                                         (IN THOUSANDS)
                                                                     YEAR ENDED DECEMBER 31,
                                                                1995          1996          1997
                Currently (payable) refundable:
                    Federal                                  $   (3,071)   $     (467)  $    4,163
                    State and local                                (283)           28         (162)
                    Foreign                                      (2,094)       (2,609)        (486)
                                                             ----------    ----------   ----------

                          Totals                                 (5,448)       (3,048)       3,515

                Deferred                                            776           312        2,578
                                                             ----------    ----------   ----------

                          NET (PROVISION) CREDIT            $    (4,672)   $   (2,736)  $    6,093
                                                             ===========   ==========   ==============

         Pretax income (loss) was derived from foreign and domestic sources as follows:

                                                                         (IN THOUSANDS)
                                                                     YEAR ENDED DECEMBER 31,
                                                                1995          1996          1997

                Foreign                                     $    12,431    $   14,598    $  29,313
                Domestic                                          7,294        (3,482)     (21,825)
                                                             ----------    ----------   ----------

                          TOTALS                             $   19,725    $   11,116   $    7,488
                                                             ==========    ==========   ==========


         The following table reconciles statutory U.S. federal income taxes on the Company's income before income taxes to the Company's actual income tax (provision) credit:


                                                              (DOLLAR AMOUNTS IN THOUSANDS)
                                                                 YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------
                                                 1995                 1996                   1997
                                        --------------------- ---------------------  ---------------------
                                          RATE      AMOUNT       RATE     AMOUNT      RATE         AMOUNT


     Statutory U.S. federal income
        taxes                           (34.0%)     $(6,707)    (34.0)%  $ (3,779)   (34.0)%      $ (2,546)
     Effect of:
        State and local income
           tax (provision) credit
           (net of federal effect)        (.9)         (170)       .9         105      6.4             480
        Difference between U.S.
           and foreign income tax
           rates on earnings of
           foreign subsidiaries          11.2         2,205       9.6       1,080    101.2           7,591
        German tax benefit
           relating to dividend
           distribution deduction                                                     17.4           1,300
        Other items (net)                                        (1.1)       (142)   (10.0)           (732)
                                        ------      -------      -----       -----    -----         -------
     Actual income tax
        (provision) credit              (23.7)%     $(4,672)    (24.6)%   $(2,736)    81.0%       $  6,093
                                        ======       ======     ======    =======     =====        ========

         The Company has not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries are considered indefinitely invested. Such additional taxes would aggregate approximately $17.8 million based on the subsidiaries' undistributed earnings which aggregate approximately $59.6 million for income tax purposes at December 31, 1997. The foregoing amounts are stated net of U.S. Sub-Part F taxes paid, or payable, which are considered the equivalent of repatriated earnings.

         Deferred tax assets and liabilities and the principal temporary differences from which they arise are:


                                                                                             (IN THOUSANDS)
                                                                                              DECEMBER 31,
                                                                                             1996        1997
         Deferred tax assets:
           Allowance for estimated doubtful
             accounts and estimated sales returns,
             allowances and discounts                                                      $ 2,660     $ 1,967
           Tax basis adjustments to inventory                                                2,618       3,418
           Deferred compensation accruals                                                      441         513
           Difference in basis and amortization periods
             of patents, trademarks and package
             design costs                                                                      540       1,075
           Cumulative foreign translation adjustment                                           250         666
           Estimated Jensen consolidation costs                                              1,120         545
           Net operating loss and tax credit carryforwards                                   7,389       9,598
           Other                                                                               946         885
                                                                                           --------       -----

                            TOTAL                                                           15,964       18,667

                   Less valuation allowance                                                 (2,553)      (2,424)
                                                                                          ---------     ----------

                            TOTAL DEFERRED TAX ASSETS                                       13,411       16,243
                                                                                         ---------     ----------

                Deferred tax liabilities:
                   Accelerated depreciation of property
                      and equipment                                                           792           538
                   Tax basis adjustments to prepaid
                      catalog costs                                                           159           186
                                                                                        ---------     ----------

                            TOTAL DEFERRED TAX LIABILITIES                                    951           724
                                                                                         --------       -----

                            NET DEFERRED TAX ASSETS                                     $  12,460     $  15,519
                                                                                        =========     ==========

         As a result of the Jensen acquisition in 1996, the Company has acquired domestic net operating loss carryforwards of approximately $9.8 million and tax credit carryforwards of approximately $1.4 million, which expire primarily from 2000 through 2009. Utilization of the loss carryforwards is subject to an annual limitation of approximately $3 million as a result of the provisions of Section 382 of the Internal Revenue Code. As a result of the Ross acquisition in 1997, the Company has available approximately $2,500,000 of net operating loss carryforwards in the United Kingdom, which are available to be applied against future United Kingdom earnings. The Company has recorded a deferred tax asset for the tax benefit of such carryforwards considered more likely than not to be realized prior to their expiration and a valuation allowance for the tax benefit of the balance of such carryforwards. If the amounts subject to the valuation allowance are subsequently realized, their income tax benefit is recorded as a reduction of the then unamortized goodwill related to the acquisition. In 1997, goodwill was reduced by approximately $600,000 from the realization of such benefits.


NOTE M - EMPLOYEE BENEFIT PLANS:

         The Company's profit sharing plans for eligible domestic nonunion employees provide for annual contributions as authorized by the Board of Directors of up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $250,000 in 1995, $363,000 in 1996 and $562,000 in 1997.


NOTE N - COMMITMENTS:

         The Company leases certain facilities under long-term operating leases which expire at various times through July 2020. Additionally, certain warehouse space and sales offices are leased on a month-to-month basis.

         Aggregate minimum rental payments under long-term leases for premises are as follows:

                YEAR ENDING DECEMBER 31:                         (IN THOUSANDS)
                   1998                                            $    4,129
                   1999                                                 3,974
                   2000                                                 3,205
                   2001                                                 2,264
                   2002                                                 1,425
                Subsequent to December 31, 2002                         7,498
                                                                    --------

                    T O T A L                                      $   22,495
                                                                   ==========

         Rent expense was approximately $1,335,000 in 1995, $1,827,000 in 1996 and $5,576,000 in 1997.

         An agreement with Mr. Herbert Borchardt, the Company's Co-Chairman of the Board, provides for a current minimum annual compensation of approximately $224,000 while he remains Co-Chairman and $187,000 thereafter, for life, for consulting services. The payments are subject to increases based on changes in the consumer price index. The foregoing amounts have been adjusted to reflect the current index.

          Effective January 1, 1995, the Company entered into an employment agreement with Mr. Robert Borchardt, the Company's President, Co-Chairman of the Board and Chief Executive Officer. The agreement provides for a base annual salary ($945,000 for 1997), which is to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. Additionally, in connection with the signing of the agreement, the Company granted Mr. Borchardt nonqualified options for 100,000 shares in 1995 and 150,000 shares in 1996. The agreement terminates on December 31, 2004 and is automatically renewable for successive two year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

         In connection with certain business acquisitions and the formation of new subsidiaries in 1995 and 1996, the Company entered into employment agreements with certain key employees, which expire at various times through November 2002. The agreements provide for specified annual salaries. Certain agreements include provisions for annual increases based on changes in consumer price indexes and provide for performance based bonuses relating to the results of operations of the acquired entity or newly formed subsidiary, which are payable in either cash, stock or a combination thereof at the Company's option.


NOTE O - LITIGATION AND U.S. CUSTOMS INQUIRY:

         In connection with the Jensen acquisition, actions were commenced against the Company and others in the courts of the State of Delaware in 1996 (in Re International Jensen Incorporated Shareholders Litigation). Based on representations made by the shareholders' counsel to the court, the Company expects that the shareholders' litigation will be withdrawn, subject only to a claim by the plaintiffs' counsel for fees and expenses totalling $340,000, which the Company is contesting.

         In July 1994, the U.S. Customs Service and U.S. Attorney's office obtained certain property and business records from the Company's Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking requirements, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quotas, other instances of undervaluation and other miscellaneous matters. Management is hopeful of reaching a settlement of this matter. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for the ultimate outcome, which could be material in relation to the Company's current operations and/or financial condition.


NOTE P - DOMESTIC AND FOREIGN OPERATIONS:

         Information applicable to the Company's domestic operations and foreign subsidiaries is summarized as follows:

                                                        (IN THOUSANDS)
                                                 YEAR ENDED DECEMBER 31,
                                           1995          1996           1997
Net sales:
   To unaffiliated customers:
       United States                      $175,774      $257,088       $368,328
       Asia                                 21,869        29,941         37,375
       Canada                               15,034        18,570         18,283
       Europe                                             26,101         78,062
                                          --------   -----------    -----------

             Total                         212,677       331,700        502,048

   Intercompany sales from the
   following geographic areas:
       United States                         5,651         5,988          9,655
       Asia                                 24,379        35,780        115,368
       Europe                                                               110
       Eliminations                        (30,030)      (41,768)      (125,133)
                                         ---------   -----------    -----------

             CONSOLIDATED                 $212,677      $331,700       $502,048
                                          ========      ========       ========



         Intercompany sales between geographic areas are priced to achieve a targeted profit based on the relative functions performed by the purchaser/distributor.

                                                        (IN THOUSANDS)
                                                    YEAR ENDED DECEMBER 31,
                                               1995          1996           1997

 Pre-tax income (loss):
    United States                          $     7,294   $    (3,482)   $   (21,825)
    Asia                                        14,987        11,171         41,468
    Canada                                         963           845         (1,463)
    Europe                                                     2,312          1,868
    Eliminations                                (3,519)          270        (12,560)
                                           -----------   -----------    -----------

           CONSOLIDATED                    $    19,725   $    11,116    $     7,488
                                           ===========   ===========    ===========

                                                        (IN THOUSANDS)
                                                    YEAR ENDED DECEMBER 31,
                                               1995          1996           1997
 Identifiable assets at year end:
    United States                          $   145,230   $    238,641   $   275,230
    Asia                                        29,844         37,013        44,529
    Canada                                       9,980         11,551        12,681
    Europe                                                     47,528        74,822
                                           -----------   ------------   -----------

           CONSOLIDATED                    $   185,054   $    334,733   $   407,262
                                           ===========   ============   ===========

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE





BOARD OF DIRECTORS
RECOTON CORPORATION




     In connection with our audits of the consolidated financial statements of RECOTON CORPORATION AND SUBSIDIARIES at December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, we have also audited
Schedule II for each of the three years ended December 31, 1997, included in this annual report on Form 10-K. In our opinion, such schedule presents fairly the information required to be set forth therein.



                                           /S/ CORNICK, GARBER & SANDLER LLP
                                           CERTIFIED PUBLIC ACCOUNTANTS


NEW YORK, NEW YORK
FEBRUARY 27, 1998

                                   SCHEDULE II

                      RECOTON CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




               COLUMN A                  COLUMN B                  COLUMN C                COLUMN D        COLUMN E
               --------                  --------          ----------------------          --------        --------

                                                                   ADDITIONS
                                       Balance at        Charged to       Charged to                         Balance
                                        beginning         costs and          other                           at end
              DESCRIPTION               OF PERIOD          EXPENSES        ACCOUNTS        DEDUCTIONS*      OF PERIOD

Allowance for possible
losses:

   Year ended December 31,
      1995                              $     989         $    847                          $   249        $  1,587
                                        =========         ========                          =======        ========

   Year ended December 31,
      1996                              $   1,587         $  1,259        $ 1,627**         $ 1,354        $  3,119
                                        =========         ========        =======           =======        ========

   YEAR ENDED DECEMBER 31,
      1997                              $   3,119         $  4,932                          $ 4,254        $  3,797
                                        =========         ========                          =======        ========





*REPRESENTS WRITE-OFFS OF UNCOLLECTIBLE ACCOUNTS, NET OF RECOVERIES.

**REPRESENTS ALLOWANCE RECORDED UPON ACQUISITION OF JENSEN.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     That portion of Recoton's definitive 1998 Proxy Statement appearing under the caption "Election of Directors," is hereby incorporated by reference. The information regarding the executive officers of Recoton is contained under "Directors and Executive Officers of Recoton" under Item 1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     That portion of Recoton's definitive 1998 Proxy Statement appearing under the caption "Compensation of Executive Officers" is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     That portion of Recoton's definitive 1998 Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     That portion of Recoton's definitive 1998 Proxy Statement appearing under the caption "Certain Relationships and Related Transactions" is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) and (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                  See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" of this Report.

         (a)(3).  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K:

                    (3)  ARTICLES OF INCORPORATION AND BY-LAWS:

                         3.1. Restated Certificate of Incorporation of Recoton Corporation, as filed January 28, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

                         3.2. By-Laws of Recoton as amended October 19, 1995 (incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

                    (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

                         4.1. Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

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

                         10.1. Consulting Agreement, effective as of May 18, 1987, between Recoton and Herbert Borchardt (incorporated by reference to Exhibit 10(F) to the Registrant's Form 10-K for the year ended December 31, 1987)*

                         10.2 Amendment dated March 20, 1997 to Consulting Agreement between Recoton Corporation and Herbert Borchardt dated August 28, 1996 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996)*

                         10.3. Employment Agreement between Recoton Corporation and Robert L. Borchardt, dated October 25, 1995 (incorporated by reference to Exhibit (10)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)*

                         10.4. Deferred Compensation Agreement, effective as of July 1, 1982, between Recoton and Robert Borchardt (incorporated by reference to Exhibit 10(C) to the Registrant's Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097)*

                         10.5. Deferred Compensation Agreement, effective as of October 1, 1982, between Recoton and Peter Wish (incorporated by reference to Exhibit 10(E) to the Registrant's Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097)*

                         10.6. Split Dollar Life Insurance Agreements, effective as of February 24, 1989, among Recoton and Trudi Borchardt and Marvin Schlacter and Robert Borchardt in the aggregate face amount of $2,750,000 (incorporated by reference to Exhibit 10(G) to the Registrant's Form 10-K for the year ended December 31, 1988) (note: the previously filed agreement relating to insurance in the principal amount of $250,000 has been canceled)*

                         10.7. Split Dollar Life Insurance Agreements, effective as of December 17, 1993, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amounts of $6,500,000; $3,500,000; and
                                $1,300,000 (incorporated by reference to Exhibit 10(G) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993)*

                         10.8. Recoton Corporation 1982 Stock Option Plan, as revised October 23, 1991 (incorporated by reference to Exhibit 10(J) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1991)*

                         10.9. Recoton Corporation 1991 Stock Option Plan, as revised March 23, 1998, and form of option agreement [filed herewith]*

                         10.10. Recoton Corporation Nonqualified Stock Option
                                Plan, as revised March 23, 1998 [filed
                                herewith]*

                         10.11. Recoton Corporation Stock Bonus Plan, as revised
                                September 15, 1993 (incorporated by reference to
                                Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993*

                         10.12. Recoton Corporation Code Section 401(K) Profit
                                Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994)*

                         10.13. Option Agreement, dated May 5, 1994, with I.
                                Friedman Equities, Inc. (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994)

                         10.14. Common Stock Purchase Option, as of March 1,
                                1995, with the Equity Group, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

                         10.15. Stock Purchase Agreement dated as of August 31,
                                1995, among Recoton Corporation, Recoton (Far
                                East) Limited, STD Holding Limited (STD) and the other shareholders of STD including, as exhibits, employment agreements with Stephen Chu (as President of STD),* David Chu (as Vice President of STD)* and Patrick Ho (as Vice President, Marketing of STD)* (incorporated by reference to Exhibit 1 to the Registrant's Current Report of Form 8-K dated September 5,
                                1995)

                         10.16. Asset Purchase Agreement dated as of August 31,
                                1995 among Recoton Corporation, InterAct
                                Accessories, Inc., STD Holding Limited, Stephen Chu and others (including, as an exhibit, an employment agreement with Todd Hays (as President and Chief Operating Officer of InterAct Accessories, Inc.)* (incorporated by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K dated September 5,
                                1995)

                         10.17. Fourth Amended and Restated Agreement and Plan
                                of Merger between Recoton Corporation, RC
                                Acquisition Sub, Inc. and International Jensen Incorporated dated as of January 3, 1996 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 23, 1996)

                         10.18. Third Amended and Restated Agreement for
                                Purchase and Sale of the Assets of the OEM
                                Business of International Jensen Incorporated (now Recoton Audio Corporation) by and to IJI Acquisition Corp. (now International Jensen Incorporated) dated as of January 3, 1996 (incorporated by reference to Exhibit 2.2.to Jensen's Current Report on Form 8-K dated June 23, 1996)

                         10.19. Shared Facilities Agreement between IJI
                                Acquisition Corp. (now International Jensen
                                Incorporated) and International Jensen
                                Incorporated (now Recoton Audio Corporation) dated August 28, 1996 (incorporated by reference to Exhibit 8 to the Registrant's current Report on Form 8-K dated August 28, 1996)

                         10.20. Amendment to Shared Facilities Agreement between
                                IJI Acquisition Corp. (now International Jensen Incorporated) and International Jensen Incorporated (now Recoton Audio Corporation) (Exhibit 10.19), dated March 3, 1998 [filed herewith]

                         10.21. Non-Competition Agreement among IJI Acquisition
                                Corp. (now International Jensen Incorporated) and International Jensen Incorporated (now Recoton Audio Corporation) dated August 28, 1996 (incorporated by reference to Exhibit 9 to the Registrant's current Report on Form 8-K dated August 28, 1996)

                         10.22. License Agreement among IJI Acquisition Corp.
                                and International Jensen Incorporated (now
                                Recoton Audio Corporation) dated August 28, 1996 (incorporated by reference to Exhibit 10 to the Registrant's current Report on Form 8-K dated August 28, 1996)

                         10.23. Amended and Restated Credit Agreement among
                                Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of September 9, 1997 (incorporated by reference to
                                Exhibit 10.34 to the Registrant's Quarterly
                                Report on Form 10-Q for the quarter ended
                                September 30, 1997)

                         10.24. Amendment to Amended and Restated Credit
                                Agreement with The Chase Manhattan Bank, et. al (Exhibit 10.23), dated as of March 4, 1998.

                         10.25. Note Purchase Agreement dated January 6, 1997
                                between Recoton Corporation and the several purchasers (incorporated by reference to Exhibit
                                10.31 to the Registrant's Form 10-K for the year ended December 31, 1996)

                         10.26. Amendment to Note Purchase Agreement dated
                                January 6, 1997 between Recoton Corporation and the several purchasers, dated May 13, 1997 (incorporated by reference to Exhibit 10.32 to Exhibit 10.25 the Registrant's Form 10-Q for the quarter ended March 30, 1997)

                         10.27. Amendment to Note Purchase Agreement dated
                                January 6, 1997 between Recoton Corporation and the several purchasers, dated August 13, 1997 (incorporated by reference to Exhibit 10.33 to Exhibit 10.25 the Registrant's Form 10-Q for the quarter ended June 30, 1997)

                         10.28. Amendment to Note Purchase Agreement dated
                                January 6, 1997 between Recoton Corporation and the several purchasers Exhibit 10.25, dated March 25, 1988 [filed herewith]

                         10.29. Recoton Corporation 1998 Stock Option Plan and
                                form of option certificate, as adopted March 23, 1998 (subject to shareholder approval) [filed herewith]*

                    (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS: not
                         applicable

                    (12) STATEMENT COMPUTATION OF RATIOS: not applicable

                    (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR
                         QUARTERLY REPORT TO SECURITYHOLDERS: not applicable

                    (16) LETTER RE CHANGE IN CERTIFYING ACCOUNTANT: not
                         applicable

                    (18) LETTER RE CHANGE IN ACCOUNTING PRINCIPLES: not
                         applicable

                    (21) SUBSIDIARIES OF THE REGISTRANT [filed herewith]

                    (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF
                         SECURITY HOLDERS: not applicable

                    (23) CONSENT OF EXPERTS AND COUNSEL: Consent of the
                         Independent Public Accountants [filed herewith]

                    (24) POWER OF ATTORNEY: not applicable

                    (27) FINANCIAL DATA SCHEDULE: [filed herewith]

                    (28) INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE
                         REGULATORY AUTHORITIES: not applicable

                    (29) ADDITIONAL EXHIBITS: not applicable

         (b)  REPORTS ON FORM 8-K:   not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RECOTON CORPORATION


                                By: /S/ ROBERT L. BORCHARDT
                                       Robert L. Borchardt, Co-Chairman, Chief
                                       Executive Officer and President

                                Date:  March 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              POSITION                        DATE

/S/ ROBERT L. BORCHARDT           President, Co-Chairman,        March 27, 1998
Robert L. Borchardt               Chief Executive Officer
                                 (Principal Executive
                                 Officer) and Director

/S/ HERBERT H. BORCHARDT         Co-Chairman and                 March 27, 1998
Herbert H. Borchardt             Director


/S/ STUART MONT                 Chief Operating Officer,         March 27, 1998
Stuart Mont                     Chief Financial Officer
                                (Principal Financial Officer)
                                and Director

/S/ GEORGE CALVI                Director                          March 27, 1998
George Calvi


/S/ PETER WISH                  Director                          March 27, 1998
Peter Wish


/S/ JOSEPH H. MASSOT            Treasurer (Principal              March 27, 1998
Joseph H. Massot                Accounting Officer)
                                and Director

/S/ IRWIN S. FRIEDMAN           Director                          March 27, 1998
Irwin S. Friedman

/S/ JOSEPH M. IDY               Director                          March 27, 1998
Joseph M. Idy


/S/ RONALD E. MCPHERSON         Director                          March 27, 1998
Ronald E. McPherson


/S/ PAUL FEFFER                 Director                          March 27, 1998
Paul Feffer


/S/ STEPHEN CHU                 Director                          March 27, 1998
Stephen Chu

                                  EXHIBIT INDEX


EXHIBIT NO.

     10.9. Recoton Corporation 1991 Stock Option Plan, as revised March 23, 1998 and form of option agreement

     10.10. Recoton Corporation Nonqualified Stock Option Plan, as revised March 23, 1998

     10.20. Amendment to Shared Facilities Agreement between IJI Acquisition Corp. (now International Jensen Incorporated) and International Jensen Incorporated (now Recoton Audio Corporation), dated March 3, 1998

     10.24 Amendment to Amended and Restated Credit Agreement with the Chase Manhattan Bank, et. al dated as of March 4, 1998

     10.28 Amendment to Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers, dated March 25, 1988

     10.29 Recoton Corporation 1998 Stock Option Plan and form of option certificate, as adopted March 23, 1998

     21        Subsidiaries of the registrant

     23        Consent of the Independent Public Accountants

     27        Financial Data Schedule