Form 10-K/A
period 1997-12-31
RECOTON CORP
filed 1998-04-29
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                               FORM 10-K/A - NO. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /x/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

                                  OR

 /  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from
             ____ to ____

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /X/ No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$226,018,737 based on the closing price on the Nasdaq Stock Market of $23.25 as of March 16, 1998. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,623,019 shares of Common Stock as of April 21, 1998.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEMS 10, 11, 12 AND 13 OF PART III OF THE FORM 10-K ARE AMENDED TO READ AS
FOLLOWS:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding the executive officers of Recoton is contained under "Directors and Executive Officers of Recoton" under Item 1 to this Report.

     The directors of Recoton and certain information regarding such persons are as follows:


NAME AND POSITION                       BUSINESS EXPERIENCE,
WITH THE COMPANY                        DIRECTORSHIPS AND AGE


                      DIRECTORS WHOSE TERMS EXPIRE IN 1998


Irwin S. Friedman                   Director of Recoton since 1982.  President,
  Director                          Chief Executive Officer and principal
                                    shareholder of I. Friedman Equities, Inc., a corporate financial consulting firm. Age: 64

Joseph M. Idy                       Director of Recoton since 1990.  Stockbroker
  Director                          and money manager at PaineWebber, Inc.
                                    (Senior Vice President since 1989). Age: 57

Joseph H. Massot                    Director of Recoton since 1985.  Controller
  Principal Accounting Officer,     and Assistant Treasurer from 1978 until
  Vice President, Treasurer,        1989, Principal Accounting Officer, Vice
  Assistant Secretary and           President and Treasurer since 1989 and
  Director                          Assistant Secretary since 1983.  Age: 53



                      DIRECTORS WHOSE TERMS EXPIRE IN 1999

Robert L. Borchardt                Director of Recoton since 1964.  President
  Co-Chairman, President,          since 1976, Chief Operating Officer from 1976
  Chief Executive Officer          to December 1993, Co-Chairman since 1992,
  and Director                     Co-Chief Executive Officer from 1992 until
                                   1996 and Chief Executive Officer since 1996.
                                   Age: 60

Stuart Mont                        Director of Recoton since 1975.  Vice
  Executive Vice President-        President and Treasurer from prior to 1987
  Operations, Chief Operating      until 1989, Senior Vice President from 1989
  Officer, Chief Financial         until 1992, Secretary since 1989, Executive
  Officer, Secretary and           Vice President-Operations since 1992, Chief
  Director                         Financial Officer since 1992 and Chief
                                   Operating Officer since 1993.  Age: 57

George Calvi                       Director of Recoton since 1984.  Vice
  Director                         President from 1978 until 1988, Senior Vice
                                   President-Sales and Marketing from 1988
                                   until 1992 and Executive Vice
                                   President-Sales and Marketing from 1992
                                   until 1996. Age: 47

Paul E. Feffer                     Director of Recoton since 1996.  Chairman of
  Director                         Feffer Consulting Co., Inc., an international
                                   media consulting firm, and a consultant to Merck & Company's publishing division.
                                   Founded Feffer and Simons Inc. in 1955,
                                   which was sold to Doubleday & Co. in 1962
                                   (where he remained as President of the
                                   subsidiary Feffer and Simons until 1986) and was Chairman of Baker & Taylor
                                   International, a subsidiary of W. R. Grace &
                                   Co., from 1987 until 1991. Feffer & Simons and Baker & Taylor specialized in international publishing and book and magazine distribution to overseas markets for U.S. publishers. Age: 76


                      DIRECTORS WHOSE TERMS EXPIRE IN 2000

Herbert H. Borchardt              Director of Recoton since 1945.  Chairman and
  Co-Chairman and Director        Chief Executive Officer from 1976 until 1992,
                                  Co-Chief Executive Officer from 1992 until
                                  1996 and Co- Chairman since 1992. Age: 92

Stephen Chu                       Director of Recoton since January 1997.
  Director                        President and Director of STD Holding Limited
                                  ("STD"), a Hong Kong subsidiary of the
                                  Company, and of its various subsidiaries, since September 1990. STD was acquired by the Company in 1995. Age: 41.

Ronald E. McPherson               Director of Recoton since 1969. Vice President
  Director                        and Secretary from 1964 until his retirement
                                  in 1989. Age: 68

Peter Wish                        Director of Recoton since 1969.  Executive
  Executive Vice President        Vice President from 1976 until 1992 and
  -Administration and Director    Executive Vice President-Administration since
                                 1992.  Age: 62


     Robert L. Borchardt may be deemed to be a control person of Recoton; Robert
L. Borchardt is the son of Herbert H. Borchardt.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all such 1997 filing requirements were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item discloses fiscal 1997 plan and non-plan compensation awarded or paid to, or earned by, the (i) Company's Chief Executive Officer ("CEO") and
(ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at December 31, 1997, to the extent salary and bonuses exceeded $100,000 (together, these five persons are sometimes referred to as the "Named Executives").

                           SUMMARY COMPENSATION TABLE

     The following table contains compensation data for the Named Executives for the past three fiscal years:



---------------------------------------------------------------------------------------------------------------------------------

                                                                                              LONG-TERM COMPENSATION
                                                                                                        PAY-
                                     ANNUAL COMPENSATION                             AWARDS             OUTS

                                                          OTHER        RESTRICTED      SECURITIES       LTIP
                                                          ANNUAL         SHARES        UNDERLYING       PAY-         ALL OTHER
  NAME AND PRINCIPAL            SALARY      BONUS      COMPENSATION      AWARDS          OPTIONS        OUTS        COMPENSATION
       POSITION         YEAR     ($)1       ($)2           ($)3            ($)             (#)           ($)            ($)4
----------------------------------------------------------------------------------------------------------------------------------

Robert L. Borchardt,    1997    1,007,793   $150,000        --             --           250,0005         --           $22,753
  Co-Chairman, CEO      1996      947,570     90,000        --             --           229,741          --            15,322
  and President         1995      899,950    150,000        --             --           250,000          --            14,284

Herbert H. Borchardt,   1997      214,507    --             --             --               --           --            16,870
  Co-Chairman6          1996      208,259    --             --             --               --           --            59,187
                        1995      202,587    --             --             --               --           --             8,263

Stuart Mont, COO and    1997      217,240    125,000        --             --               --           --            37,790
  Executive Vice        1996      182,227    125,000        --             --               --           --            13,873
  President-Operations  1995      162,241    160,000        --             --            20,000          --             9,327

Peter Wish, Executive   1997      218,548     90,000        --             --               --           --            12,008
  Vice President-       1996      204,673     90,000        --             --               --           --             6,842
  Administration        1995      200,122    125,000        --             --            10,000          --             6,841

Dennis Wherry, Senior   1997      150,256     50,000        --             --               --           --             9,920
  Vice President-       1996      139,966     45,000        --             --               --           --             5,074
  Operations            1995      131,980     55,000        --             --            10,000          --             4,655


---------------------------------------------------------------------------------------------------------------------------------

1 Includes amounts allocated to the executive's deferred compensation account for each of 1997, 1996 and 1995 (Mr. R. Borchardt: $52,733, $49,408 and
     49,950; and Mr. Wish: $14,907, $14,032 and $15,482) (see "Employment
     Contracts and Changes-In-Control Arrangements" below).

2 Represents bonus awards determined for the performance year indicated, whether paid in such year or paid in the following year.

3 The column "Other Annual Compensation" includes the value of certain personal benefits only where the value is greater than the lower of $50,000 or 10% of an executive's salary and bonus for the year.

4 Includes for 1997, 1996, and 1995 respectively, (a) the vested portion of the Company's contribution for each such person pursuant to the Recoton
     Corporation Employees' Profit Sharing Plan (Mr. R. Borchardt: $9,200 $1,710 and $3,009; Mr. H. Borchardt: $9,200, $1,463 and $818; Mr. Mont: $9,200,
     $3,650 and $3,659; Mr. Wish: $9,200, $3,683 and $3,682; and Mr. Wherry:
     $9,200, $4,412 and $3,998; (b) premiums paid by the Company for split dollar insurance arrangements (Mr. R. Borchardt: $10,741, $10,687 and
     $8,350); (c) premiums paid by the Company for life insurance for the direct or indirect benefit of such person over $50,000 in principal amount (Mr. R.
     Borchardt: $2,812, $2,925 and $2,925; Mr. H. Borchardt: $7,670, $7,445 and
     $7,445; Mr. Mont: $1,875, $1,890 and $1,890; Mr. Wish: $2,808, $3,159 and
     $3,159; and Mr. Wherry $720, $662 and $657; (d) the value of interest assumed by the Company on relocation and other loans for Mr. Mont ($26,715, $8,333 and $3,778); and (e) reimbursed medical payments not covered by insurance (Mr. H. Borchardt in 1996 of $50,279).

5    Consists solely of repriced options previously granted in 1994 and 1995.
     The 1995 number also includes 100,000 of such options.

6 Salary and All Other Compensation Data for 1996 has been restated to reflect a recharacterization of $4,691 of Salary as Other Compensation.

                              OPTION GRANTS IN 1997

     The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executives during 1997 (the Company has not granted any stock appreciation rights -- "SARs"):


------------------------------------------------------------------------------------------------------------------------
                                INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------
                                              PERCENT OF
                           NUMBER OF            TOTAL
                           SECURITIES          OPTIONS
                           UNDERLYING         GRANTED TO         EXERCISE
                            OPTIONS          EMPLOYEES IN         PRICE         EXPIRATION
        NAME               GRANTED (#)        FISCAL YEAR        ($/SHARE)2       DATE            GRANT DATE VALUE( $)1
------------------------------------------------------------------------------------------------------------------------
Robert L. Borchardt3         21,000              5.0%             $15.125        04/17/99             $ 99,009
Robert L. Borchardt3        129,000             30.4%               13.75        04/17/04             1,047,048
Robert L. Borchardt3        100,000             23.6%               13.75        10/24/05              887,287
Herbert Borchardt            - 0 -               ---                  ---           ---                  ---
Stuart Mont                  - 0 -               ---                  ---           ---                  ---
Peter Wish                   - 0 -               ---                  ---           ---                  ---
Dennis Wherry                - 0 -               ---                  ---           ---                  ---
------------------------------------------------------------------------------------------------------------------------

1 Executives may not sell or assign any stock options (other than assignments which may be allowed to family members in certain circumstances), which have value only to the extent of share price appreciation, which will benefit all shareholders commensurately. Actual gains, if any, on stock option exercises and stock holdings are dependent on the future performance of the Common Shares and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
     Black-Scholes calculations were made based on the following assumptions:
     historic volatility from October 1995 through March 1997; interest rates based on Treasury strip yields over the remaining lives of the options; and all options will be exercised at the end of the term.
2 The exercise price is equal to the fair market value (110% of the fair market value with respect to incentive options granted to Robert Borchardt) of the Company's Common Shares on the date of the grant.
3 Such options consist of options previously granted on April 18, 1994 (as to the options for 21,000 and 129,000 shares) or October 27, 1995 (as to the options for 100,000 shares), re-priced to fair market value as of the date of repricing in 1997; the percentage figures reflect the fact that there was no general round of option grants in 1997 and there were few other option grants in that year.

                       AGGREGATED OPTION EXERCISES IN 1997
                         AND 1997 YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executives concerning the exercise of options during 1997 and unexercised options held at year-end (as noted above, the Company has no outstanding SARs):


------------------------------------------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                                OPTIONS AT 12/31/97                AT 12/31/97 ($)1
------------------------------------------------------------------------------------------------------------------------------
                                               VALUE
                         SHARES ACQUIRED      REALIZED
        NAME             ON EXERCISE (#)        ($)1        EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------
Robert L. Borchardt             0               ---           616,225           146,850         $1,356,007             0
Herbert H. Borchardt            0               ---                 0                 0                  0             0
Stuart Mont                     0               ---            52,668            16,500          318,255 0             0
Peter Wish                  4,268             $65,621          24,667            10,500           27,123 0             0
Dennis Wherry                   0               ---            13,000             8,250                  0             0
----------------------------------------------------------------------------------------------------------------------------------

1 Market value of underlying securities at exercise or year end, as applicable, minus the exercise price. The per share closing sale price on the Nasdaq Stock Market on December 31, 1997 was $13.50. Certain options granted in 1993, 1994, 1995 and 1996 were excluded since they were not in the money at year-end.


Employment Contracts and Change-In-Control Arrangements

     GENERAL. The Company is party to various employment and consulting agreements with certain of the Named Executives as described below. These agreements have been filed with the SEC as exhibits to the Company's periodic filings, to which all of the following descriptions are subject.

     ROBERT L. BORCHARDT EMPLOYMENT AGREEMENT. Effective January 1, 1995, the Company entered into an employment agreement with Robert L. Borchardt, currently its Chief Executive Officer, Co- Chairman of the Board and President, for a ten year term. The agreement is automatically renewed thereafter for successive two-year periods unless either party affirmatively elects to not renew. Such agreement provides for a base annual salary of $850,000 which is to be adjusted annually to reflect the greater of the changes in the consumer price index or 6% ($955,060 effective January 1, 1997) and an annual bonus equal to two percent of the Company's net income after taxes for the just-completed year but before deducting the bonus ("Net Income Before Bonus" or "NIBB") (but in no event more than two percent of the corresponding NIBB for the prior year) plus five percent of the amount by which such NIBB number for the just-completed year exceeds the NIBB number for the prior year. Mr. Borchardt waived the right to receive certain portions of his 1995, 1996 and 1997 bonuses. The agreement references option grants to Mr. Borchardt aggregating 250,000 shares during 1995 and 1996 (exercisable at the fair market value as of the grant date) and requires the Company to exercise its best efforts to grant the employee during the employment term options on 250 shares for each $10,000 by which the NIBB for each just-completed year during the contract term exceeds the NIBB for the prior year (exercisable at the fair market value as of the grant date). Mr. Borchardt received options on 130,975 shares in 1998 with respect to the growth in the Company's earnings from 1996 to 1997 and no options were issued in 1997 with respect to 1995 to 1996 earnings growth. The agreement provides for disability insurance and medical benefits, vacation and perquisites customary for a chief executive officer as well as certain demand and "piggy back" rights to have his shares of Company Shares registered.

     The agreement is terminable by the Company only for "cause" (as defined). If the Company elects not to renew the agreement at its expiration or if the employee terminates employment at age 65, upon a change of control or for "good reason" (as defined), the employee has the right to become a consultant to the Company until the time of his death. As a consultant, Mr. Borchardt would receive an amount equal to his salary at the time of termination of employment for two years, an amount equal to 75% of that salary for two more years and an amount equal to 50% of that salary for the balance of the consultancy period (all such payments being subject to cost of living adjustments). Upon a "change of control" (as defined) during the term of employment or consultancy, the Company is obligated to pay the employee $2 million (subject to cost of living adjustments), the employee would have the right to cause the Company to purchase his shares in the Company and the employee would have the right to remain in employment or to terminate his employment and become a consultant to the Company. If the employee has "good reason" (as defined), he may terminate his employment or consultancy, in which event he is entitled to receive his salary and bonus or his consultancy fee on a periodic or discounted lump sum basis (at the employee's option) for the balance of the employment and/or consulting period and may elect to receive the cash value of unexercised options (whether vested or not). In certain events the Company is required to gross up payments to reflect certain excise taxes which may be imposed under the Internal Revenue Code. Upon the employee's termination of employment for disability, he would receive his salary and bonus for one year and his salary as in effect at the date of termination and benefits until his death. Upon the employee's death, his estate would receive his salary and bonus for one year and his salary for one additional year thereafter.

     HERBERT H. BORCHARDT EMPLOYMENT AGREEMENT. On May 18, 1987, the Company entered into an employment agreement with Herbert H. Borchardt for a period equal to the life of Mr. Borchardt. Pursuant to the agreement, the Company shall pay Mr. Borchardt not less than $150,000 per annum while he is Chairman of the Board (including Co-Chairman) and not less than $125,000 per annum during his life when he is not Chairman of the Board (such sums being subject to increase based on changes in the consumer price index; for the year commencing January 1, 1997 the respective sums were approximately $214,500 and $178,700). In 1997, this agreement was amended to provide that Mrs. Herbert Borchardt would be retained by the Company as a consultant upon the death of Mr. Borchardt so long as she shall live, for which she will receive annual compensation at a rate equal to one-half of the amount which Mr. Borchardt was receiving as a consultant (or would have received were he a consultant), which payment shall be subject to CPI adjustment, and to provide Mrs. Borchardt with hospitalization and major medical benefits comparable to those provided to Mr. Borchardt.

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

     DEFERRED COMPENSATION AGREEMENTS. Pursuant to a Deferred Compensation Agreement effective as of July 1, 1982 between Recoton and Robert L. Borchardt, amounts credited under a prior deferred compensation agreement to Mr. Borchardt plus five percent of the salary which Mr. Borchardt is or may become entitled to receive from the Company together with interest accrued thereon shall be paid to Mr. Borchardt in monthly installments upon termination of his employment for any reason whatsoever. In the event of Mr. Borchardt's death, all or any unpaid portion of his deferred compensation shall be payable to a beneficiary designated by Mr. Borchardt. Mr. Peter Wish and the Company entered into a similar Deferred Compensation Agreement effective as of October 1, 1982.

     CHANGE OF CONTROL ARRANGEMENTS. Options granted under the Company's 1998 and 1991 Stock Option Plans may include provisions accelerating the vesting schedule in the case of defined changes-in- control. Options granted to-date under such plan have included such provision. See also the discussion above regarding the Robert L. Borchardt Employment Agreement.

COMPENSATION OF DIRECTORS

     During 1997, none of the directors who are employees of the Company received any compensation in addition to his regular compensation from the Company for any services as a director or as a member of a committee of the Board of Directors. Each of the directors who was not an employee of the Company received an annual retainer of $10,000 in 1997 and was reimbursed for expenses, if any, incurred in attending meetings. (See "Certain Relationships and Related Transactions" for transactions with directors or their affiliates for services other than as a director.)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Company's Compensation Committee and Stock Option Committees is employed by the Company. Mr. McPherson was an officer and employee of the Company until 1989 and was retained by the Company through December 31, 1993 and a company of which Mr. Friedman is principal was under retainer by the Company as a consultant during 1997 (see "Certain Relationships and Related Transactions"). No director of the Company served, during the last completed fiscal year, as an executive officer of any entity whose compensation committee (or other comparable committee, or the Board, as appropriate) included an executive officer of the Company. There are no "interlocks" as defined by the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of April 21, 1998, with respect to the beneficial ownership of Common Shares by (i) each director, (ii) each Named Executive, (iii) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Shares and (iv) all executive officers and directors as a group.



-------------------------------------------------------------------------------
                                                       AMOUNT AND NATURE OF
                                                       BENEFICIAL OWNERSHIP1
-------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER2                  NUMBER           PERCENT
-------------------------------------------------------------------------------
Robert L. Borchardt3,4                                 2,173,133        17.7%
Herbert H. Borchardt                                       2,499          *
George Calvi4                                             32,608          *
Stephen Chu5                                             186,322         1.6
Paul E. Feffer                                             1,000          *
Irwin S. Friedman4,6                                      35,000          *
Joseph M. Idy                                              1,000          *
Ronald E. McPherson                                       20,194          *
Joseph H. Massot4                                         46,055          *
Stuart Mont4                                              92,199          *
Dennis Wherry4                                            13,000          *
Peter Wish4                                               31,573          *
First Pacific Advisors, Inc.7                          1,719,000         14.8
Dimensional Fund Advisers, Inc.8                         689,746          5.9
Putnam Investments, Inc9                                 636,200          5.5
All directors and executive officers as a group        2,705,711         21.7
  (19 persons)4
-----------------------------------------------------------------------------------------------------

*    Less than 1%
1 Unless it is so stated otherwise, each holder owns the reported shares directly and has sole voting and dispositive power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days after April
     21, 1998, including by way of exercise of outstanding options.
2    Except as otherwise noted below, the address of all persons is c/o Recoton
     Corporation, 2950 Lake Emma Road, Lake Mary, Florida 32746. The address of
     Mr. Chu is c/o STD Holding, Unit F-J, 5th Floor, Block 2, Kwai Tak
     Industrial Centre, Kwai Tak Street, Kwai Chung, NT, Hong Kong; the address of Mr. Feffer is 60 Sutton Place, New York, NY 10022; the address of Mr.
     Friedman is 375 Park Avenue, New York, New York 10153; the address of Mr.
     Idy is 440 Royal Palm Way, Palm Beach, Florida 33480; and the address of
     Mr. McPherson is 6519 Sweet Maple Lane, Boca Raton, Florida 33433.
3 Includes 319,999 shares held by Mr. R. Borchardt as trustee for his children and 39,909 shares held by Mr. R. Borchardt's wife. Mr. R.
     Borchardt disclaims beneficial ownership of the shares owned by his wife.
     Also includes 546,666 shares held by a trust of which Mr. R. Borchardt and Mr. Irwin Friedman are the trustees and of which Mr. Borchardt is the beneficiary (the "Borchardt Trust"), the beneficial ownership of which shares may be attributable to Mr. R. Borchardt, 589,284 shares held by a revocable living trust of which Mr. R. Borchardt is the sole trustee or in an individual retirement account in Mr. R. Borchardt's name and 677,275 shares subject to shares options exercisable as of April 28, 1998 or within 60 days thereof. Excludes (a) 378.692 shares as to which Mr. Borchardt holds a proxy pursuant to an agreement between the Company, Mr. Borchardt, Stephen Chu and other shareholders and 122,190 shares as to which Mr.
     Borchardt holds a proxy pursuant to an agreement between the Company, Mr.
     Borchardt, Micah Ansley and Diane Eberlein which shares are to be voted consistent with the recommendation of the Board of Directors of the Company, and (b) 30,000 shares held by a foundation of which Mr. Borchardt is a director.

4 Includes shares of Common Shares subject to stock options exercisable as of April 21, 1998 or within 60 days thereof as follows: Mr. R. Borchardt:
     677,275; Mr. Calvi: 19,500; Mr. Friedman: 7,500; Mr. Massot: 25,000; Mr.
     Mont: 56,668; Mr. Wherry: 15,000; Mr. Wish: 20,000; and all executive officers and directors as a group: 854,343. Excludes options granted pursuant to the 1998 Stock Option Plan, which plan is subject to shareholder approval.
5 Such shares are subject to an agreement between Mr. Chu, the Company, Robert Borchardt and other shareholders pursuant to which Mr. Borchardt holds a proxy to vote the shares consistent with the recommendation of the Board of Directors of the Company. The reported number reflects a portion of the total 380,392 shares subject to such agreement; Mr. Chu disclaims beneficial ownership of the remaining shares.
6    Does not include the shares held by the Borchardt Trust, of which Mr.
     Friedman is a trustee.
7    Based on a Schedule 13G Statement dated February 10, 1998 filed with the
     SEC, First Pacific Advisors, Inc. (11400 West Olympic Boulevard, Suite
     1200, Los Angeles, CA 90064) had shared voting power with respect to 715,000 shares and shared dispositive power with respect to 1,719,000 shares. The Company cannot determine from such filing if any natural persons control the shares beneficially owned by First Pacific Advisors, Inc.
8 Based on a Schedule 13G statement dated February 9, 1998 filed with the SEC, Dimensional Fund Advisors Inc. ("Dimensional") (1299 Ocean Avenue,
     11th Floor, Santa Monica, CA 90401), a registered investment advisor is deemed to have beneficial ownership of 689,746 shares of the Company's shares as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares
9    Based on a Schedule 13G dated January 16, 1998 filed with the SEC, The
     Putnam Advisory Company, Inc. and its parent Putnam Investments, Inc. (One
     Post Office Square, Boston, MA 02109) had shared voting power with respect to 354,400 shares and shared dispositive power with respect to 636,200 shares. Putnam Investment, Inc. is the investment advisor to Putnam's
     Institutional clients. Putnam disclaims beneficial ownership of all such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For services rendered during the fiscal year ended December 31, 1997, the Company paid a total of $12,000 to I. Friedman Equities, Inc. ("Equities") for financial consulting services. Mr. Irwin Friedman, a director of the Company, is a principal shareholder of Equities.

     Stuart Mont, the Company's Chief Operating Officer, Chief Financial Officer, Executive Vice President- Operations and a Director, had loans aggregating at their maximum at any time in 1997 of $475,841. The outstanding balance as of April 21, 1998 was $385,795. William McGreevy, the Company's Vice President-Engineering, had loans aggregating at their maximum at any time in 1997 of $215,450; such loans were repaid prior to April 21, 1998.

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

Dated:  April 28, 1998