Form 10-Q
period 1998-03-31
RECOTON CORP
filed 1998-05-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes / x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,623,019 shares of Common Stock, par value $.20 per share, as of April 21, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                             MARCH 31,         DECEMBER 31,
                                         ASSETS                                  1998              1997
                                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $    8,983           $  17,247
   Accounts receivable (less allowance for doubtful
       accounts of $4,670,000 in 1998 and $3,797,000
       in 1997)                                                                 121,568             129,852
   Inventories                                                                  148,200             142,362
   Prepaid, refundable and deferred income taxes                                 18,973              18,220
   Prepaid expenses and other current assets                                      9,755               9,484
                                                                             ----------          ----------

                  TOTAL CURRENT ASSETS                                          307,479             317,165

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                                37,130              36,184
TRADEMARKS AND PATENTS (less accumulated amortization)                            5,024               5,126
GOODWILL (less accumulated amortization)                                         38,021              38,554
DEFERRED INCOME TAXES                                                             6,738               6,724
OTHER ASSETS                                                                      3,573               3,509
                                                                              ---------            --------
                  T O T A L                                                    $397,965            $407,262
                                                                              =========            ========
                                       LIABILITIES

CURRENT LIABILITIES:
   Bank loan                                                                                       $  5,000
   Current portion of long-term debt                                         $    9,694               9,570
   Accounts payable                                                              51,085              53,231
   Accrued expenses                                                              31,706              26,588
   Income taxes payable                                                           1,358                 388
                                                                             ----------             -------
                  TOTAL CURRENT LIABILITIES                                      93,843              94,777

LONG-TERM DEBT (less current portion above)                                     159,724             161,427
OTHER NONCURRENT LIABILITIES                                                      2,260              11,775
                                                                             ----------             -------
                  TOTAL LIABILITIES                                             255,827             267,979



                                  STOCKHOLDERS' EQUITY

PREFERRED STOCK - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                  --                  --
COMMON STOCK - $.20 par value each - authorized
   25,000,000 shares; issued 12,847,836 shares in
   1998 and 12,797,601 shares in 1997                                             2,570               2,560
ADDITIONAL PAID-IN CAPITAL                                                       78,925              78,376
RETAINED EARNINGS                                                                74,362              70,758
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                               (7,597)             (6,295)
                                                                             -----------            --------
                  TOTAL                                                         148,260             145,399

TREASURY STOCK - 1,225,467 shares in 1998 and
   1,225,167 shares in 1997, at cost                                             (6,122)             (6,116)
                                                                             -----------            --------
                  TOTAL STOCKHOLDERS' EQUITY                                    142,138             139,283
                                                                              ---------            --------

                  T O T A L                                                    $397,965            $407,262
                                                                              =========            ========

                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 1998             1997*
                                                                              ------------      -----------

NET SALES                                                                        $144,717          $95,761
COST OF SALES                                                                      89,607           58,925
                                                                               ----------         --------

GROSS PROFIT                                                                       55,110           36,836
                                                                                ---------         --------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       47,449           35,343
INTEREST EXPENSE                                                                    3,500            2,574
INVESTMENT INCOME                                                                     (79)            (148)
                                                                              -----------        ---------

            T O T A L                                                              50,870           37,769
                                                                                --------          -------

INCOME (LOSS) BEFORE INCOME TAXES                                                   4,240             (933)
INCOME TAX (PROVISION) CREDIT                                                        (636)           1,465
                                                                               ----------         --------

NET INCOME                                                                       $  3,604         $    532
                                                                                 ========         ========

INCOME PER SHARE:
    BASIC                                                                            $.31             $.05
                                                                                     ====             ====
    DILUTED                                                                          $.30             $.05
                                                                                     ====             ====
NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
    BASIC                                                                        11,582             11,377
                                                                                 ======             ======
    DILUTED                                                                      11,885             11,525
                                                                                 ======             ======

DIVIDENDS                                                                         NONE                NONE
                                                                                  ====                ====

* Certain amounts have been reclassified between categories to conform with the current year's presentation - see Note E.

                   The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1998             1977
                                                                                     -----------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $ 3,604        $    532
                                                                                         -------        --------

   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                         2,015           1,892
      Amortization of intangibles                                                            773             859
      Provision for losses on accounts receivable                                            611             271
      Deferred income taxes                                                                 (409)           (421)
      Expense applicable to stock options granted at
         prices less than fair market value                                                   55
      Change in asset and liability accounts (net of effects of
         acquisitions):
         Accounts receivable                                                               7,025          18,210
         Inventory                                                                        (6,237)         (1,293)
         Prepaid and refundable income taxes                                                (393)           (521)
         Prepaid expenses and other current assets                                          (327)           (630)
         Other assets                                                                       (177)         (1,244)
         Accounts payable and accrued expenses                                            (6,554)         (4,831)
         Income taxes payable                                                                912             (85)
         Other noncurrent liabilities                                                        (56)          1,039
                                                                                       ---------        --------

             TOTAL ADJUSTMENTS                                                            (2,762)         13,246
                                                                                         -------         -------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                       842          13,778
                                                                                        --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions (net of cash acquired of
      approximately $97,000)                                                                                (267)
   Expenditures for trademarks, patents and
      intellectual property                                                                  (49)            (17)
   Expenditures for property and equipment                                                (2,974)         (1,793)
                                                                                         -------        ---------

             NET CASH USED FOR INVESTING ACTIVITIES                                       (3,023)         (2,077)
                                                                                         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under credit agreements
        and other bank debt                                                              $(4,400)       $(24,933)
    Repayment of bridge loans                                                                            (75,000)
    Net proceeds from sale of senior notes                                                                75,000
    Repayments of bank loans assumed upon
       acquisition of businesses                                                                          (2,767)
    Repayment of long-term bank borrowings                                                (2,176)         (1,254)
    Proceeds from exercise of stock options                                                  528              22
    Purchase of treasury stock                                                                (6)
                                                                                         ---------       ---------

             NET CASH USED FOR FINANCING ACTIVITIES                                       (6,054)        (28,932)
                                                                                          -------        --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                          (29)           (407)
                                                                                         ---------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (8,264)        (17,638)

CASH AND CASH EQUIVALENTS - January 1                                                     17,247          29,130
                                                                                          -------        --------

CASH AND CASH EQUIVALENTS - MARCH 31                                                     $ 8,983         $11,492
                                                                                         =======         =======

SUPPLEMENTAL DISCLOSURES:
    INTEREST PAID                                                                        $ 3,615        $  1,836
                                                                                         =======        ========

    INCOME TAXES PAID (REFUNDS RECEIVED)                                                $    593        $ (1,059)
                                                                                        ========        ========

                   The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE A  -     The attached summarized financial information does not
              include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1997, included in its annual report on Form
              10-K. Such statements should be read in conjunction with the data herein.


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


NOTE C  -     Inventory at March 31, 1998 is comprised of:

                 Raw materials and work-in-process      $  38,411
                 Finished goods                            97,575
                 Merchandise in-transit                    12,214
                                                       ----------

                      T O T A L                          $148,200*
                                                       ==========

NOTE D  -     Statement of Financial Accounting Standards No. 130,
              "Reporting Comprehensive Income", became effective on January 1, 1998. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For the Company, other comprehensive income will comprise the total of net income and foreign currency translation adjustments.
              Annual financial statements for prior periods will be reclassified, as required. For the three months ended
              March 31, 1998 and 1997, total comprehensive income was as follows:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1998          1997

              Net income                               $  3,604      $    532
              Less foreign currency
                 translation adjustments                 (1,302)       (3,239)
                                                        -------       --------
                  Net comprehensive income (loss)       $ 2,302       $(2,707)
                                                        =======       ========

NOTE E  -     Commencing April 1, 1997, the Company reclassified certain miscellaneous revenues and costs of recently acquired businesses from their previous financial statement categories to those utilized by the Company in its financial statements.

              The amounts previously reported for the three months ended March 31, 1997 have been restated and are reconciled to the current presentation as follows:


                                                         AS PREVIOUSLY                              AS
                                                            REPORTED         ADJUSTMENTS          RESTATED

                  Net sales                                    $95,761                             $95,761
                  Cost of sales                                 59,623           $(698)             58,925
                                                              --------           -----             -------

                  Gross profit                                  36,138             698              36,836
                                                              --------          ------            --------

                  Selling, general and administrative
                      expenses                                  34,819             524              35,343
                  Interest expense                               2,574                               2,574
                  Investment income                               (322)            174                (148)
                                                             ---------          ------           ---------

                          T o t a l                             37,071             698              37,769
                                                              --------          ------            --------
                  Loss before income taxes                        (933)            --                 (933)
                  Income tax credit                              1,465                               1,465
                                                             ---------        --------            --------
                  NET INCOME                                 $     532         $   --             $   532
                                                             =========         =======           =========

NOTE F  -     In July 1994, the U.S. Customs Service and U.S.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Comparison for the Quarters Ended March 31, 1998 and 1997


                              RESULTS OF OPERATIONS

     Net sales were $144.7 million for the quarter ended March 31, 1998, an increase of $49 million or 51% over the first quarter of 1997. Sales increased across all major product lines. The largest increase occurred as a result of continued strong demand for STD/InterAct game and computer accessory products. In addition, first quarter 1998 sales included $4.1 million from AAMP of America, Inc., acquired in November 1997.

     Gross profit for the first quarter of 1998 was $55.1 million, an increase of approximately $18.3 million over the first quarter of 1997. The dollar increase in gross profit is primarily reflective of the increase in sales. As a percentage of net sales, gross profit on a consolidated basis was essentially unchanged between the two periods. Certain amounts reflected in the condensed consolidated statement of operations for the three months ended March 31, 1997 have been reclassified to conform with the current quarter's presentation. The primary effect of these reclassifications was a change in the previously reported gross profit percentage from 37.7% to 38.5%.

     As a percentage of sales, selling, general and administrative expenses declined in the first quarter of 1998 to 32.8% as compared to 36.9% for the first quarter of 1997. This decline is primarily attributable to increased efficiencies as fixed costs are absorbed across a higher sales volume and to the realization of savings from the integration of RAC (formerly International Jensen Incorporated, acquired in August 1996) into the Company. From a dollar perspective, selling, general and administrative expenses for the first quarter of 1998 increased approximately $12.1 million to $47.4 million as compared to the first quarter of 1997. The major portion of the dollar increase was attributable to the increased sales volume.

     Interest expense (net of investment income) increased by approximately $1 million, to $3.4 million for the first quarter of 1998, as compared to the first quarter of 1997. The increase is primarily attributable to increased borrowing to support the growth in sales.

     In recent years the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16%. However, the actual tax rate from Asian operations is dependent on the proportion of earnings from mainland China, which have been subject to a "tax holiday." This tax rate is expected to be higher in 1998 because of the expiration of a portion of the "tax holiday." The Company's income tax expense for the first quarter of 1998 is based upon a 15% estimated effective annual income tax rate for 1998. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. Management will continue to review this estimated rate throughout the year in comparison to actual results of operations. In the first quarter of 1997, the net income tax credit exceeded the consolidated pretax loss for the period because tax credits attributable to domestic losses were computed at higher rates than income taxes attributable to foreign earnings.

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes revised standards for computing and presenting earnings per share (EPS). In accordance with this standard, all prior period EPS data has been restated. There was no change to EPS for the first quarter of 1997 as a result of the adoption of this standard. For the first quarter of 1998, basic EPS was $.31/share and diluted EPS was $.30/share as compared with EPS of $.05/share on both a basic and diluted basis for the first quarter of 1997. Outstanding shares for the first quarter of 1998 were 11,582,000 (basic) and 11,885,000 (diluted) as compared to 11,377,000 (basic)
and 11,525,000 (diluted) for the first quarter of 1997.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments included in the consolidated statements of stockholders' equity. As a result of significant increases in the value of the U.S. dollar in relation to currencies in Western Europe in the first three months of both 1998 and 1997 and the related foreign currency translation adjustments recorded by the Company, comprehensive income for the quarter ended March 31, 1998, was $2.3 million. In comparison, for the quarter ended March 31, 1997, comprehensive income was a loss of $2.7 million. (See Note D to the Condensed Consolidated Financial Statements.)

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, also effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management has evaluated the provisions of SFAS No. 131 in the context of its present and planned operating structure and believes that segment reporting is not applicable to its business.

                         LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company entered into a multibank $120 million bridge facility, which was subsequently increased to $135 million, to accommodate the acquisition of RAC and to finance the Company's on-going operations. In 1997, the Company completed a $75 million private placement of 10-year senior notes. The proceeds were utilized to reduce the bridge facility, which facility was then converted to a four-year $15 million term loan and a three-year $71.5 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of RAC indebtedness assumed on its acquisition. In January 1998, the $71.5 million committed revolving line of credit was restructured to a $66.5 million committed revolving line of credit through December 1999 and a $5 million four-year term loan. The outstanding borrowings and letters of credit under the revolving facility were approximately $65.7 million at March 31, 1998 as compared to 65.5 million at December 31, 1997.

     At December 31, 1997, the Company was not in compliance with certain covenants involving the maintenance of financial ratios and minimum tangible net worth under the senior notes and bank loan agreements. Both the senior note holders and bank lenders agreed to waive the covenants at December 31, 1997 and temporarily relax them until such time as the loan agreements were amended to include less restrictive requirements, but not later than June 29, 1998. At March 31, 1998 the Company was not in compliance with a financial ratio covenant under the bank loan agreement, but has obtained a waiver of this covenant from the banks.

     In November 1997 the Company borrowed $5.0 million under a demand note agreement to finance the acquisition of AAMP. The note was paid in January 1998. In May 1998 the Company borrowed an additional $10 million, under a demand note agreement due no later than July 31, 1998, to provide additional working capital, substantially all of which has been used. The Company is currently seeking additional debt and/or equity financing to fund expansion of the Company's business. There can be no assurances that additional financing will be available on terms favorable to the Company, or at all.

     At March 31, 1998, the Company had working capital of approximately $213.6 million as compared to approximately $222.4 million at December 31, 1997. The principal reason for the decline in working capital is that certain accrued performance bonuses due to executives of subsidiaries are now current liabilities because they are payable in the first quarter of 1999. The Company's ratio of current assets to current liabilities was 3.3 to 1 at both March 31, 1998 and December 31, 1997. Trade receivables declined $8.3 million to $121.6 million at March 31,1998 as compared to December 31, 1997. Inventories increased from December 31, 1997 levels by $5.8 million to $148.2 million at March 31, 1998. Accounts payable and accrued expenses increased $3.0 million to $82.8 million at March 31, 1998, which includes the aforementioned accrued executive performance bonuses, as compared to December 31, 1997.

     In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for approximately $.7 million; no shares were repurchased pursuant to such authorization in 1996, 1997 or 1998. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares of the Company's stock from certain officers. In July 1996, the Company purchased 65,000 shares of stock from an officer, for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's loan agreements.

     In August 1996, Recoton acquired the branded product lines of RAC (then known as International Jensen Incorporated), a leading marketer of home and automotive loudspeakers and automotive electronics, for a total cost of approximately $61.6 million. In connection with the acquisition, Recoton assumed approximately $34 million in notes and loans payable.

     In December 1996, the Company, through a German subsidiary, acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany) for a cost of approximately $1.3 million. Heco is a leading brand of home speakers in Germany.

     In February 1997, Recoton acquired the outstanding stock of Tambalan Limited (Tambalan) at a cost of approximately $285,000 plus closing costs and assumed certain outstanding debt of approximately $2.9 million. Tambalan markets headphones and other consumer electronics products in the United Kingdom and other European countries under the trade name ROSS CONSUMER PRODUCTS and has a branch operation in Hong Kong.

     In November 1997, the Company acquired AAMP of Florida, Inc. ("AAMP"), d.b.a. AAMP of America, Inc., at a cost of approximately $2.4 million paid by the issuance of 169,706 Recoton Common Shares. In conjunction with the acquisition, the company assumed approximately $4.5 million in debt, which was repaid in November 1997 from the proceeds of a $5 million loan. AAMP is a leading car audio accessories company based in Clearwater, Florida whose business includes the STINGER and PERIPHERAL brands.

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

     There has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar in recent years has been pegged to the U.S. dollar at an official exchange rate of approximately HK $7.75 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the company maintains the majority of its currency in Asia in U.S. dollar accounts. However, as a result of recent turmoil in the Asian currency markets, there can be no assurance that these relationships will continue.

     With the RAC, Heco and Tambalan acquisitions, the Company's operations in Western Europe are exposed to variations in foreign exchange rates. Due to the strengthening of the U.S. dollar against the German mark and Italian lira during 1998, the Company's stockholders' equity was reduced by a foreign currency translation adjustment of approximately $1.3 million in the first quarter of 1998. During 1997, the Company's stockholders' equity was reduced by a foreign currency translation adjustment of approximately $5.3 million, of which approximately $3.2 million occurred during the three months ended March 31, 1997. The declines in the German and Italian currencies had no material impact on the Company's results of operations. If there are any further material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar, such changes could adversely affect the results of the company's European and/or Canadian operations included in the consolidated financial statements and could cause further increases in the amount of foreign currency translation adjustments which are charged directly to stockholder's' equity.

     As further described in Note F to the Notes to Condensed Consolidated Financial Statements, the financial impact of the pending criminal and civil customs investigation cannot be determined at this time, but could be material to the Company.

     The Company has addressed what has become known as the Year 2000 Issue. This issue has arisen because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The company believes that all of its computer systems are Year 2000 compliant. The Company is communicating with its customers and vendors to ascertain their compliance to the extent that their problems could affect the Company.

     The Company has leased expanded facilities for sales and warehousing in Germany and the U.K. and is considering enlarging its manufacturing facilities in mainland China. In addition, the Company is considering the acquisition of additional computer hardware and software to be used both in the United States and in its foreign locations. The Company will also continue to evaluate possible acquisitions that may be attractive to the growth of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     All of the Company's external borrowings are denominated in U.S. dollars, its functional currency. A substantial portion (over 90%) of such borrowings bear fixed interest rates, although borrowings under the Company's $66.5 million revolving credit facility are made at rates in effect when the loans are made and remain in effect until they are "rolled-over," unless the Company has elected to borrow at the prime rate, under one of several interest rate options available to it when each loan is made. The balance of outstanding loans which are due in installments through 2001 bear interest which varies with changes in the Company's financial ratios and changes in LIBOR.

     The Company and two of its subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments, a component of stockholders' equity, but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at March 31, 1998 (expressed in U.S. dollars at current exchange rates) is for foreign currency loans made by the Company and its subsidiaries to subsidiaries in the following countries in the following aggregate amounts:

      Germany                   $22,604,000
      Italy                       6,628,000
      United Kingdom              1,250,000

These loans have no fixed due dates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

             10.35  Promissory Note for $10 million, dated May 6, 1998
             27     Financial Data Schedule

     (b)  Reports on Form 8-K:  none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RECOTON CORPORATION


                                      /S/ ROBERT L. BORCHARDT
                                      Robert L. Borchardt
                                      Co-Chairman, CEO, President


                                      /S/ JOSEPH H. MASSOT
                                      Joseph H. Massot
                                      Vice President, Treasurer and Principal
                                      Accounting Officer

Dated:  May 13, 1998

                                  EXHIBIT INDEX


NUMBER                         DESCRIPTION
10.35                          Promissory Note for $10 million,
                               dated May 6, 1998

27                             Financial Data Schedule