Form 10-Q
period 1998-06-30
RECOTON CORP
filed 1998-08-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,696,037 Common Shares, par value $.20 per share, as of August 5, 1998.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS



                                                 RECOTON CORPORATION AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (TABULAR AMOUNTS IN THOUSANDS)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                --------------  -------------
                                         ASSETS                                     1998            1997
                                         ------                                 --------------  -------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $  13,464        $  17,247
   Accounts receivable (less allowance for doubtful accounts
      of $3,743,000 in 1998 and $3,797,000 in 1997)                                   114,222          129,852
   Inventories                                                                        189,818          142,362
   Prepaid, refundable and deferred income taxes                                       21,864           18,220
   Prepaid expenses and other current assets                                            8,392            9,484
                                                                                   ----------      -----------

                  TOTAL CURRENT ASSETS                                                347,760          317,165

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                                      38,935           36,184
TRADEMARKS AND PATENTS (less accumulated amortization)                                  4,923            5,126
GOODWILL (less accumulated amortization)                                               37,514           38,554
DEFERRED INCOME TAXES                                                                   6,753            6,724
OTHER ASSETS                                                                            4,845            3,509
                                                                                  -----------      -----------

                  T O T A L                                                          $440,730         $407,262
                                                                                     ========         ========

                                       LIABILITIES

CURRENT LIABILITIES:
   Bank loans                                                                      $    5,500       $    5,000
   Current portion of long-term debt                                                    9,499            9,570
   Accounts payable                                                                    67,352           53,231
   Accrued expenses                                                                    24,143           26,588
   Income taxes payable                                                                 4,813              388
                                                                                  -----------     ------------
                  TOTAL CURRENT LIABILITIES                                           111,307           94,777

LONG-TERM DEBT (less current portion above)                                           180,319          161,427
OTHER NONCURRENT LIABILITIES                                                            2,587           11,775
                                                                                   -----------     -----------
                  TOTAL LIABILITIES                                                   294,213          267,979
                                                                                   -----------     -----------

                                  SHAREHOLDERS' EQUITY

PREFERRED STOCK - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                      --                 --
COMMON STOCK - $.20 par value each - authorized
   40,000,000 shares; issued 12,927,381 shares in
   1998 and 12,797,601 shares in 1997                                                   2,585            2,560
ADDITIONAL PAID-IN CAPITAL                                                             80,301           78,376
RETAINED EARNINGS                                                                      77,534           70,758
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     (7,469)          (6,295)
                                                                                  -----------      -----------

                  TOTAL                                                               152,951          145,399

TREASURY STOCK - 1,234,642 shares in 1998 and
   1,225,167 shares in 1997, at cost                                                   (6,434)          (6,116)
                                                                                  -----------      -----------

                  TOTAL SHAREHOLDERS' EQUITY                                          146,517          139,283
                                                                                    ---------        ---------

                  T O T A L                                                          $440,730         $407,262
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




                                                 RECOTON CORPORATION AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)



                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JUNE 30,                                   JUNE 30,
                                                     ---------------------------------    ----------------------
                                                        1998                1997             1998           1997
                                                     ----------------    -------------    -----------    -------

NET SALES                                               $134,104        $108,538         $278,821       $204,299
COST OF SALES                                             79,925          65,854          169,532        124,779
                                                      ----------      ----------        ---------      ---------

GROSS PROFIT                                              54,179          42,684          109,289         79,520
                                                      ----------      ----------        ---------     ----------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                               46,680          40,318           94,129         75,661
INTEREST EXPENSE                                           3,893           2,930            7,393          5,504
INVESTMENT INCOME                                           (126)           (172)            (205)          (320)
                                                    ------------    ------------     ------------   ------------

            T O T A L                                     50,447          43,076          101,317         80,845
                                                      ----------      ----------        ---------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                          3,732            (392)           7,972         (1,325)
INCOME TAX (PROVISION) CREDIT                               (560)          1,475           (1,196)         2,940
                                                    ------------     -----------      -----------    -----------

NET INCOME                                            $    3,172      $    1,083       $    6,776     $    1,615
                                                      ==========      ==========       ==========     ==========

INCOME PER SHARE:
   Basic                                                    $.27            $.10             $.58           $.14
                                                            ====            ====             ====           ====

   Diluted                                                  $.26            $.09             $.56           $.14
                                                            ====            ====             ====           ====

NUMBER OF SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
   Basic                                                  11,645          11,394           11,614         11,385
                                                          ======          ======           ======         ======

   Diluted                                                12,392          11,514           12,138         11,520
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



                                      RECOTON CORPORATION AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                        (TABULAR AMOUNTS IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                     ---------------------------
                                                                                                 JUNE 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1998                1997
                                                                                     ------------------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $   6,776        $  1,615
                                                                                       ---------        --------

   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                         4,192           3,673
      Amortization of intangibles                                                          1,558           1,579
      Provision for losses on accounts receivable                                          1,063           1,037
      Deferred income taxes                                                               (3,378)           (111)
      Expense applicable to stock options granted at
         prices less than fair market value                                                   55
      Change in asset and liability accounts
      (net of effects of acquisitions):
         Accounts receivable                                                              14,304          15,987
         Inventory                                                                       (47,675)        (11,199)
         Prepaid and refundable income taxes                                                 (28)         (3,896)
         Prepaid expenses and other current assets                                         1,201            (975)
         Other assets                                                                     (1,587)           (817)
         Accounts payable and accrued expenses                                             2,330          (4,378)
         Income taxes payable                                                              3,759             727
         Other noncurrent liabilities                                                        (14)          2,667
                                                                                     ------------      ---------

           TOTAL ADJUSTMENTS                                                             (24,220)          4,294
                                                                                        --------       ---------

           NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                          (17,444)          5,909
                                                                                      -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions (net of cash acquired of
      approximately $97,000)                                                                                (327)
   Expenditures for trademarks, patents and
      intellectual property                                                                  (71)            (86)
   Expenditures for property and equipment                                                (7,015)         (5,084)
                                                                                        --------        --------

           NET CASH USED FOR INVESTING ACTIVITIES                                         (7,086)         (5,497)
                                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under credit
       agreements and other bank debt                                                    $24,000        $(11,587)
    Repayment of bridge loans                                                                            (75,000)
    Net proceeds from sale of senior notes                                                                75,000
    Repayments of bank loans assumed upon
       acquisition of businesses                                                                          (2,767)
    Repayment of long-term bank borrowings                                                (4,672)         (2,490)
    Proceeds from exercise of stock options                                                1,558              22
    Purchase of treasury stock                                                              (105)             (1)
                                                                                      ----------       -------------

             NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         20,781         (16,823)
                                                                                          ------       -------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                          (34)          (733)
                                                                                     -----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (3,783)       (17,144)

CASH AND CASH EQUIVALENTS - January 1                                                     17,247         29,130
                                                                                        --------      ---------

CASH AND CASH EQUIVALENTS - JUNE 30                                                      $13,464       $ 11,986
                                                                                         =======       ========

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                       $  7,789      $   4,722
                                                                                        ========      =========

    Income taxes paid                                                                  $     483    $        59
                                                                                       =========    ===========

NONCASH ACTIVITIES:
      In connection with the exercise of stock options in 1998, 15,500 shares of common stock were issued in exchange for 6,000 shares of previously issued common stock with a market value of $213,000, plus cash of $14,965.

      In 1997, equipment with an aggregate cost of approximately $345,000 was financed by capital lease obligations.



                                    The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

NOTE C -  Inventory at June 30, 1998 is comprised of:

                Raw materials and work-in-process               $  43,591
                Finished goods                                    138,696
                Merchandise in-transit                              7,531
                                                              -----------

                   T O T A L                                     $189,818
                                                              ===========

NOTE D - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", became effective on January 1, 1998. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For the Company, other comprehensive income will comprise the total of net income and foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. For the three and six months ended June 30, 1998 and 1997, total comprehensive income was as follows:

                                                                THREE MONTHS                 SIX MONTHS
                                                                   ENDED                        ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                       ------------------------------   ----------------------
                                                         1998             1997             1998           1997
                                                       ---------------  -------------   ------------   ------

                Net income                                $3,172        $1,083          $ 6,776        $ 1,615

                Foreign currency
                  translation adjustments                    128          (545)          (1,174)        (3,784)
                                                        --------       -------         --------       --------

                    Net comprehensive
                       income (loss)                      $3,300       $   538          $ 5,602        $(2,169)
                                                          ======       =======          =======        =======



NOTE E - In July 1994, the U.S. Customs Service and U.S. Attorney's office obtained certain property and business records from the Company's Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking requirements, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quotas, other instances of undervaluation and other miscellaneous matters. Management is hopeful of reaching a settlement of this matter. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for the ultimate outcome, which could be material in relation to the Company's current operations and/or financial condition. Accordingly, the Company has not made any provision for loss in connection with this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Comparison for the Quarters Ended June 30, 1998 and
                   1997 And the Six Months Ended June 30, 1998
                                    and 1997

RESULTS OF OPERATIONS

          Net sales for the quarter ended June 30, 1998 totaled $134.1 million, an increase of $25.6 million or 23.6% from the quarter ended June 30, 1997 of $108.5 million. Net sales for the six months ended June 30, 1998 totaled $278.8 million, up $74.5 million or 36.5% from the $204.3 million reported for the six months ended June 30, 1997. Sales increases were primarily the result of continued strong growth in the sales of the Company's INTERACT video game and multimedia accessory products and mobile electronic and speaker products, increased international distribution and improved automotive accessory sales due to the inclusion of the results of AAMP of Florida, Inc. ("AAMP"), which was acquired in the fourth quarter of 1997. Sales of the Company's multimedia, home and automotive loudspeakers and car stereo electronic products showed strong increases as compared to the prior year due to the introduction of new products, global brand repositioning and expanded distribution.

          Gross profit for the quarter ended June 30, 1998 was $54.2 million or 40.4% of sales. In comparison, for the quarter ended June 30, 1997 the Company's gross profit was $42.7 million or 39.3% of sales. For the six months ended June 30, 1998, gross profit was $109.3 million or 39.2% of sales as compared with $79.5 million or 38.9% of sales for the six months ended June 30, 1997. The dollar increases in gross profit was primarily reflective of strong growth in the sales of video game, multimedia and mobile electronic products and the additional sales due to the inclusion of AAMP. The increase in the gross margin percentage was attributable to a higher margin product mix.

          Selling, general and administrative expenses for the quarter ended June 30, 1998 totaled $46.7 million or 34.8% of sales. For the quarter ended June 30, 1997, these expenses totaled $40.3 million or 37.1% of sales. Selling, general and administrative expenses totaled $94.1 million or 33.8% of sales for the six months ended June 30, 1998 as compared to $75.7 million or 37.0% for the same period in 1997. The percentage decrease was primarily attributable to increased efficiencies from the absorption of fixed costs across a higher sales volume and to the realization of savings from the integration of RAC (formerly International Jensen Incorporated, which was acquired in August 1996) into the Company. The major portion of the dollar increase was attributable to the increased sales volume.

          Interest expense (net of investment income) totaled $3.8 million for the quarter ended June 30, 1998 and $7.2 million for the six month period. At June 30, 1997, interest expense (net of investment income) totaled $2.8 million for the quarter and $5.2 million for the six month period. The increase was primarily attributable to increased borrowings to support the Company's sales growth.

          In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0% (16.5% in 1997). However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which have been subject to a "tax holiday." This tax rate is higher in 1998 because of the expiration of a portion of the "tax holiday." The Company's income tax expense for the quarter and six month periods ended June 30, 1998 is based upon a 15% estimated effective annual income tax rate for 1998. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. Management will continue to review this estimated rate throughout the year in comparison to actual results of operations. In 1997, the net income tax credits exceeded the consolidated pretax loss for both the three and six month periods because tax credits attributable to domestic losses were at higher rates than income taxes attributable to foreign earnings.

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments (which adjustments were $1.2 million in 1998 and $3.8 million in 1997) included in the consolidated statements of shareholders' equity. As a result of significant increases in the value of the U.S. dollar in relation to currencies in Western Europe in the six months ended June 30, 1998 and 1997 and the related foreign currency translation adjustments recorded by the Company, comprehensive income for the period ended June 30, 1998 was $5.6 million, as compared to a loss of $2.2 million for the six months ended June 30, 1997. Comprehensive income for the quarter ended June 30, 1998 was $3.3 million as compared to $0.5 million for the quarter ended June 30, 1997. (See Note D to the Condensed Consolidated Financial Statements.)

          In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes revised standards for computing and presenting earnings per share ("EPS"). In accordance with this standard, all prior period EPS data has been restated. For the quarter ended June 30, 1997, basic EPS was restated from $.09/share to $.10/share as a result of the adoption of this standard. There was no change to EPS for the six months ended June 30, 1997. For the quarter ended June 30, 1998, basic EPS was $.27/share and diluted EPS was $.26/share based on average shares of 11,645,000 (basic) and 12,392,000 (diluted). For the quarter ended June 30, 1997, basic EPS was $.10/share and diluted EPS was .09/share based on average shares of 11,394,000 (basic) and 11,514,000 (diluted). For the six months ended June 30, 1998, basic EPS was $.58/share and diluted EPS was $.56/share based on average shares of 11,614,000 (basic) and 12,138,000 (diluted). In 1997, basic and diluted EPS for the six months ended June 30, 1997 were $.14/share based on average shares of 11,385,000 (basic) and 11,520,000 (diluted).

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings under credit facilities provided by banks in the United States and abroad and proceeds from the private placement of the Company's notes. At June 30, 1998, the Company had cash and cash equivalents of $13.5 million compared with $17.2 million at December 31, 1997.

          The Company currently has a multibank credit facility (the "Credit Facility"), entered into in June 1998, consisting of a committed revolving line of credit of $101.5 million through November 30, 1998, which will be automatically reduced to $86.5 million on November 30, 1998 through December 1999 and a $15.0 million term loan, repayable in 12 quarterly installments with the last installment due in May 2001. The outstanding borrowings and letters of credit under the revolving facility were approximately $94.3 million at June 30, 1998 as compared to $65.5 million at December 31, 1997 under a previous version of such facility. The revolving credit loans bear interest at various rates depending on elections made by the Company. The applicable rates include rates tied to the London Inter Bank Offering Rate (LIBOR) and rates tied to the greater of the prime rate or a federal funds-based rate. As of June 30, 1998 loans tied to the LIBOR rate bore interest at approximately 8.4% per annum, loans tied to the prime rate bore interest at approximately 9.0% and loans tied to the federal funds-based rate bore interest at approximately 9.8%. The bulk of the Company's borrowings under the revolver and the term loan are at the LIBOR-based rate.

          In January 1997, the Company issued $75.0 million in principal amount of Adjustable Rate Senior Notes due January 6, 2007 (the "Senior Notes"), which bear interest at 8.75% per annum. The Senior Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning January 2001. As noted below, the proceeds of the Senior Notes were utilized to reduce a previous version of the Credit Facility. The Company is currently in discussions regarding the issuance of an additional $25.0 million in principal amount of 10-year senior notes on terms substantially identical to the Senior Notes. The proceeds from the sale of any such notes will be used by the Company to repay a portion of the outstanding borrowings under the Credit Facility, a portion of which were used for certain fixed asset acquisitions. It is expected that such additional notes would be issued in the third quarter of 1998.

          The Company also has outstanding borrowings from one member of the multibank credit lenders aggregating approximately $13.0 million at June 30, 1998 which are due at various times through August 2001. Covenants similar to those applicable to the multibank credit facility apply to these loans. The Company has granted two mortgages on Florida property which it owns to secure repayment of $2.8 million of such indebtedness. Interest rates on such loans ranged between 6.6% and 8.4%.

          The Company's Hong Kong subsidiaries have lines of credit of approximately $15.0 million with two overseas banks for letter of credit and trust receipt financing. These banks have a security interest to the extent of merchandise purchased using trust receipt loans. As of June 30, 1998, there were approximately $3.8 million in trust receipt loans and $9.0 million of letters of credit outstanding.

          The previous versions of the Credit Facility initially commenced in August 1996, when the Company entered into a multibank $120 million bridge facility (which was subsequently increased to $135 million) to accommodate the acquisition of RAC and to finance the Company's on-going operations. In 1997, the Company completed the placement of the Senior Notes, the proceeds of which were utilized to reduce the former version of the Credit Facility, which was then converted to a four-year $15 million term loan and a three-year $71.5 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates $15 million of indebtedness assumed on RAC's acquisition. In January 1998, the $71.5 million committed revolving line of credit was restructured to a $66.5 million committed revolving line of credit through December 1999 and a $5.0 million four-year term loan amortized on a straight line basis. In June 1998 the Credit Facility was again amended to its current terms as noted above.

          At December 31, 1997 and at various times prior to such date, the Company was not in compliance with certain covenants, including those involving the maintenance of financial ratios and minimum tangible net worth, under the Senior Notes and the Credit Facility. Both the Senior Note holders and bank lenders waived the Company's non-compliance with such covenants at December 31, 1997, and at such other times, and temporarily relaxed such covenants until such time as terms of the Credit Facility and Senior Notes were amended to include less restrictive covenants, but not later than June 29, 1998. The Credit Facility was amended in June 1998 and in August 1998 to include certain less restrictive requirements through December 30, 1998 and the holders of the Senior Notes extended their prior waiver of noncompliance through December 30, 1998 (or such time as the Company has received certain minimum net proceeds from an offering of equity securities or is otherwise in compliance with the original provisions of such covenants, if earlier).

          The current Credit Facility contemplates that the Company will be making an offering of equity securities or subordinated debt. If the Company is unable to raise a net minimum of $75.0 million in additional equity or subordinated debt by November 30, 1998, it will be obligated to pay the lenders under the Credit Facility an increased commitment fee of $.5 million. At that time, under the terms of the Credit Facility, the amount of the revolving credit portion of the Credit Facility is reduced by $15.0 million. In addition, if the Company does not raise such additional funds by the end of 1998 it will likely be in default of certain covenants under the Credit Facility and the Senior Notes, since at that time the waivers of noncompliance granted to the Company will have expired.

          In November 1997, the Company borrowed $5.0 million under a demand note agreement to finance the acquisition of AAMP. The note was paid in January 1998. In May 1998, the Company borrowed an additional $10 million, under a demand note agreement due no later than July 31, 1998, to provide additional working capital. Such demand note was repaid with the proceeds of the increased Credit Facility.

          At June 30, 1998, the Company had working capital of approximately $236.5 million as compared to approximately $222.4 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 3.1 to 1 at June 30, 1998 and 3.3 to 1 at December 31, 1997. Trade receivables declined $15.7 million to $114.2 million at June 30, 1998 as compared to December 31, 1997. Inventories increased from December 31, 1997 levels by $47.5 million to $189.8 million at June 30, 1998. The increase in the inventory levels was substantially attributable to Company's INTERACT product line. In anticipation of strong demand for such products in the third and fourth quarter of 1998, such products were manufactured in advance. Due to capacity constraints at the Company's Chinese manufacturing facility, which is the primary supplier of INTERACT products, the Company acquired such inventory earlier than it normally would. Accounts payable and accrued expenses increased $11.7 million to $91.5 million at June 30, 1998, which increase consists primarily of the reclassification of certain accrued performance bonuses payable in March 1999 which were reported as Other Noncurrent Liabilities at December 31, 1997

          In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding Common Shares. In 1995, 42,366 shares were purchased for approximately $0.7 million; no shares were repurchased pursuant to such authorization in 1996, 1997 or 1998. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares from certain officers. In July 1996, the Company purchased 65,000 shares from an officer for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's loan agreements.

          In August 1996, Recoton acquired the branded product lines of RAC (then known as International Jensen Incorporated), a leading marketer of home and automotive loudspeakers and automotive electronics, for a total cost of approximately $61.6 million. In connection with the acquisition, Recoton assumed approximately $34.0 million in notes and loans payable. In December 1996, the Company acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany) for a cost of approximately $1.3 million. HECO is a leading brand of home speakers in Germany.

          In February 1997, Recoton acquired the outstanding stock of Tambalan Limited ("Tambalan") at a cost of approximately $285,000 plus closing costs and assumed certain outstanding debt of approximately $2.9 million. Tambalan markets headphones and other consumer electronics products in the United Kingdom and other European countries under the brand name ROSS and has a branch operation in Hong Kong. In November 1997, the Company acquired AAMP at a cost of approximately $2.4 million paid by the issuance of 169,706 Common Shares. In conjunction with the acquisition, the Company assumed approximately $4.5 million in debt, which was repaid in November 1997 from the proceeds of the $5.0 million loan referred to above, which loan was repaid in January 1998. AAMP is a leading car audio accessories company based in Clearwater, Florida whose business includes the STINGER and PERIPHERAL brands. In December 1997, the Company acquired, out of bankruptcy, selected assets of Capa Industries, Inc. at a cost of approximately $1.1 million. The acquisition provided expanded manufacturing and electronic engineering capacity to enhance the home and car audio products line.

          The Company completed construction, in January 1998, of an approximately 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

          To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.75 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, as a result of recent turmoil in the Asian currency markets, there can be no assurance that these relationships will continue.

          The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Due to the strengthening of the U.S. dollar against the German mark, Italian lira and Canadian dollar during 1998, the Company's shareholders' equity was reduced by a foreign currency translation adjustment of approximately $1.2 million in the six months ended June 30, 1998. During the six months ended June 30,1997, the Company's shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.8 million, of which approximately $3.2 million occurred in the first quarter of 1997. The declines in the German and Italian currencies had no material impact on the Company's results of operations.

          If there are any further material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar or if the Hong Kong or Chinese currencies should no longer be tied to the U.S. dollar, such changes could adversely affect the results of the Company's European, Canadian and/or Asian operations included in the consolidated financial statements and could cause further increases in the amount of foreign currency translation adjustments which are charged directly to shareholders' equity.

          As further described in Note E to the Notes to Condensed Consolidated Financial Statements, the financial impact of the pending criminal and civil customs investigation cannot be determined at this time, but could be material to the Company. Accordingly, the Company has at this time made no provision for any estimated loss related to this matter.

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

YEAR 2000

          The Company has addressed what has become known as the year 2000 issue. This issue has arisen because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The failure of such application or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures. The Company believes that all of its domestic and substantially all of its foreign computer hardware and software (including imbedded technology) are year 2000 compliant. The Company anticipates that all of its systems will be year 2000 compliant by the end of fiscal 1998. The Company is contacting its customer and vendor base to ascertain their compliance to the extent that their problems could affect the Company. The Company at this time cannot make any predictions as to the degree of compliance by such vendors and customers or the consequences of their noncompliance. Management, based on preliminary information, does not anticipate that any expenses of achieving year 2000 compliance will have a material impact on the Company's results of operations or financial condition during the next two years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          All of the Company's foreign borrowings are denominated in U.S. dollars, its functional currency. As of June 30, 1998, a substantial portion (over 75%) of the Company's borrowings bear fixed interest rates. However, borrowings under the revolving credit portion of the Company's Credit Facility are made at rates in effect when the loans are made and remain in effect until they are "rolled-over" (typically 30 to 60 days later) unless the Company has elected to borrow at the prime rate or other floating interest rate under one of the several interest rate options available to it when each loan is made. A $15 million term loan, which is due in installments through May 2001, bears interest which varies on a quarterly basis with changes in the Company's financial ratios and changes in LIBOR.

          The Company and two of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments, a component of shareholders' equity, but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at June 30, 1998 (expressed in U.S. dollars at current exchange rates) for foreign currency loans made by the Company and its subsidiaries to subsidiaries is $24,583,000 in Germany and $6,795,000 in Italy. These loans have no fixed due dates.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          CUSTOMS INVESTIGATION. In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota, other instances of undervaluation and other miscellaneous matters. Management is hopeful of reaching a settlement of this matter. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for its ultimate outcome, which could be material in relation to the Company's results of operations and/or financial condition. Accordingly, the Company has at this time made no provision for any estimated loss related to this matter.

          STOCKHOLDER SUITS. The litigation with certain former stockholders of International Jensen Incorporated in Delaware described in the Company's Form 10-K for the year ended December 31, 1997 was settled in June 1998 with the payment by the Company of $75,000 in legal fees and expenses incurred by the plaintiffs' counsel.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          The Annual Meeting of the Shareholders of the Corporation was held on June 10, 1998. Each of the three candidates for the position of director, Messrs. Irwin Friedman, Joseph M. Idy and Joseph H. Massot, were elected. The directors whose term of office continued after the meeting were Messrs. Herbert Borchardt, Robert Borchardt, George Calvi, Stephen Chu, Paul Feffer, Ronald McPherson, Stuart Mont and Peter Wish.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

          1. Director election:

                  Irwin Friedman

                                For: 9,732,725
                                Withhold Authority: 743,088

                  Joseph Idy

                                For: 9,733,823
                                Withhold Authority: 741,990

                  Joseph Massot

                                For: 9,737,772
                                Withhold Authority: 738,041

          2. Approval of an amendment to the Restated Certificate of Incorporation to increase the number of authorized common shares:

                                For: 9.876.785
                                Against: 272,233
                                Abstain: 245,457
                                Nonvote: 81,338

         3.  Approval of the 1998 Stock Option Plan

                                For: 5,474.684
                                Against: 2,601,382
                                Abstain: 274,150
                                Nonvote: 2,125,597

          4. Ratification of the appointment of Cornick, Garber & Sandler, LLP as Independent Auditors for the Fiscal Year Ending December 31, 1997:

                                For: 10,438,814
                                Against: 13,315
                                Abstain: 23,684
                                Nonvote: 0


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

          3.3 Certificate of Amendment to Restated Certificate of Amendment, as filed June 25, 1998

          10.31 Waiver of Certain Terms of the Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers (filed as Exhibit 10.25 to the Registrant's Form 10-K for the year ended December 31, 1997), dated June 29, 1998

          10.32 Second Amended and Restated Credit Agreement among Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of June 18, 1998 [replaces Exhibit 10.23 as listed in the Registrant's Form 10-K for the year ended December 31, 1997]

          10.33 Amendment and Waiver dated as of June 29, 1998 to Second Amended and Restated Credit Agreement among Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of June 18, 1998

          10.34 Common Stock Purchase Option, as of April 7, 1998, with the Equity Group, Inc. [replaces Exhibit 10.14 as listed in the Registrant's Form 10-K for the year ended December 31, 1997]

          27    Financial Data Schedule

(b)  Reports on Form 8-K:  none

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RECOTON CORPORATION


                                   /S/ STUART MONT
                                   Stuart Mont
                                   Executive V.P.-Operations
                                   Chief Operating Officer


                                   /S/ JOSEPH H. MASSOT
                                   Joseph H. Massot
                                   Vice President, Treasurer and Principal
                                   Accounting Officer

Dated:  August 14, 1998

                                  EXHIBIT INDEX

          3.3 Certificate of Amendment to Restated Certificate of Amendment, as filed June 25, 1998

          10.31 Waiver of Certain Terms of the Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers (filed as Exhibit 10.25 to the Registrant's Form 10-K for the year ended December 31, 1997), dated June 29, 1998

          10.32 Second Amended and Restated Credit Agreement among Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of June 18, 1998 [replaces Exhibit 10.23 as listed in the Registrant's Form 10-K for the year ended December 31, 1997]

          10.33 Amendment and Waiver dated as of June 29, 1998 to Second Amended and Restated Credit Agreement among Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of June 18, 1998

          10.34 Common Stock Purchase Option, as of April 7, 1998, with the Equity Group, Inc. [replaces Exhibit 10.14 as listed in the Registrant's Form 10-K for the year ended December 31, 1997]

          27    Financial Data Schedule