Form 10-Q
period 1998-09-30
RECOTON CORP
filed 1998-11-13
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

|X|   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT  OF 1934

      For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,698,337 Common Shares, par value $.20 per share, as of November 11, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                SEPTEMBER 30,           DECEMBER 31,
                        ASSETS                                      1998                    1997
                       ------                                    -----------              ----------
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                      $  14,913                $  17,247
  Accounts receivable (less allowance for doubtful accounts
    of $4,020,000 in 1998 and $3,797,000 in 1997)                  146,848                  129,852
  Inventories                                                      205,867                  142,362
  Prepaid, refundable and deferred income taxes                     21,119                   18,220
  Prepaid expenses and other current assets                          8,904                    9,484
                                                                 ---------                 --------
           TOTAL CURRENT ASSETS                                    397,651                  317,165

PROPERTY AND EQUIPMENT (at cost, less accumulated
  depreciation and amortization)                                    40,055                   36,184
TRADEMARKS AND PATENTS (less accumulated amortization)               4,847                    5,126
GOODWILL (less accumulated amortization)                            37,995                   38,554
DEFERRED INCOME TAXES                                                7,183                    6,724
OTHER ASSETS                                                         5,357                    3,509
                                                                ----------                ---------

           T O T A L                                              $493,088                 $407,262
                                                                  ========                 ========

                     LIABILITIES

CURRENT LIABILITIES:
  Bank loans                                                     $  10,000                 $  5,000
  Current portion of long-term debt                                  9,312                    9,570
  Accounts payable                                                  81,990                   53,231
  Accrued expenses                                                  27,459                   26,588
  Income taxes payable                                               5,784                      388
                                                               -----------             ------------

           TOTAL CURRENT LIABILITIES                               134,545                   94,777

LONG-TERM DEBT (less current portion above)                        203,123                  161,427
OTHER NONCURRENT LIABILITIES                                         2,066                   11,775
                                                                ----------              -----------
           TOTAL LIABILITIES                                       339,734                  267,979
                                                                ----------              -----------


                SHAREHOLDERS' EQUITY


PREFERRED STOCK - $1.00 par value each - authorized
  10,000,000 shares; none issued                                      --                       --
COMMON STOCK - $.20 par value each - authorized
  40,000,000 shares; issued
  12,933,704 shares in
  1998 and 12,797,601 shares in 1997                                 2,587                    2,560
ADDITIONAL PAID-IN CAPITAL                                          80,380                   78,376
RETAINED EARNINGS                                                   81,272                   70,758
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  (4,430)                  (6,295)
                                                                -----------                ---------
           TOTAL                                                   159,809                  145,399

TREASURY STOCK - 1,235,292 shares in 1998 and
  1,225,167 shares in 1997, at cost                                 (6,455)                  (6,116)
                                                                -----------                 --------
           Total shareholders' equity                              153,354                  139,283
                                                                -----------                 --------
           T O T A L                                              $493,088                 $407,262
                                                                  ========                 ========

            The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                         1998       1997            1998        1997
                                         ----       ----            ----        ----
NET SALES                              $177,092   $119,604        $455,913    $323,903
COST OF GOODS SOLD                      108,752     72,747         278,284     197,526
                                      --------- ----------        --------    --------

GROSS PROFIT                             68,340     46,857         177,629     126,377
                                      ---------- ----------       ---------    --------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                59,257     40,007         153,386     115,668
INTEREST EXPENSE                          4,581      3,372          11,974       8,876
INVESTMENT INCOME                          (117)       (67)           (322)       (387)
                                      --------- ----------        --------     -------

       T O T A L                         63,721     43,312         165,038     124,157
                                      --------- ----------        --------    --------

INCOME BEFORE INCOME TAXES                4,619      3,545          12,591       2,220
INCOME TAX CREDIT (PROVISION)              (881)       808          (2,077)      3,748
                                      --------- ----------        --------    --------

NET INCOME                             $  3,738  $   4,353        $ 10,514     $ 5,968
                                      =========  =========        ========     =======
INCOME PER SHARE:
  Basic                                    $.32       $.38            $.90        $.52
                                           ====       ====            ====         ====

  Diluted                                  $.30       $.38            $.86        $.52
                                           ====       ====            ====         ====

NUMBER OF SHARES USED
IN COMPUTING PER SHARE
AMOUNTS:
  Basic                                  11,697     11,402          11,642       11,391
                                          ======    ======          ======       ======

  Diluted                                12,420     11,531          12,232       11,524
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

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (TABULAR AMOUNTS IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1998          1997
                                                                   ------         -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 10,514       $  5,968
                                                                   --------      --------

  Adjustments to reconcile results of operations to net cash provided by operating activities:
    Depreciation                                                     6,711          5,442
    Amortization of intangibles                                      2,413          2,245
    Provision for losses on accounts receivable                      1,508          1,877
    Deferred income taxes                                           (4,057)          (866)
    Expense applicable to stock options granted at
      prices less than fair market value                                55
    Change in asset and liability accounts
    (net of effects of acquisitions):
     Accounts receivable                                           (16,996)        (1,292)
     Inventory                                                     (62,860)       (31,379)
     Prepaid and refundable income taxes                                90         (4,054)
     Prepaid expenses and other current assets                         807            (41)
     Other assets                                                   (2,139)           (34)
     Accounts payable and accrued expenses                          19,439          8,747
     Income taxes payable                                            4,905            534
     Other noncurrent liabilities                                     (154)         4,920
                                                                ----------       --------

       TOTAL ADJUSTMENTS                                           (50,278)       (13,901)
                                                                  --------       --------

       NET CASH USED FOR OPERATING ACTIVITIES                      (39,764)        (7,933)
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions (net of cash acquired of
      approximately $97,000)                                                         (362)
  Expenditures for trademarks, patents and
    intellectual property                                             (121)          (168)
  Expenditures for property and equipment                          (10,486)        (9,283)
  Loan to vendor                                                                     (505)
                                                                  --------        -------

       NET CASH USED FOR INVESTING ACTIVITIES                      (10,607)       (10,318)
                                                                  ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements
    and other bank debt                                            $28,500    $     8,314
  Repayment of bridge loans                                                       (75,000)
  Proceeds from sale of senior notes                                25,000         75,000
  Repayments of bank loans assumed upon
    acquisition of businesses                                                      (2,771)
  Repayment of long-term bank borrowings                            (7,052)        (3,730)
  Proceeds from exercise of stock options                            1,639             39
  Purchase of treasury stock                                          (126)            (1)
                                                                ----------      ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                   47,961          1,851
                                                                  --------      ---------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
  ON CASH OF FOREIGN SUBSIDIARIES                                       76           (371)
                                                                ----------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,334)       (16,771)

CASH AND CASH EQUIVALENTS - January 1                               17,247         29,130
                                                                  --------      ---------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                           $14,913       $ 12,359
                                                                   =======       ========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                    $11,947       $  7,890
                                                                   ========      ========

  Income taxes paid (net of refunds received)                      $ 1,051       $    189
                                                                   ========      ========

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

                               SEPTEMBER 30, 1998


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

NOTE C -Inventory at September 30, 1998 is comprised of:

          Raw materials and work-in-process   $ 44,138
          Finished goods                       146,059
          Merchandise in-transit                15,670
                                              --------
          T O T A L                           $205,867
                                              ========

NOTE D -Statement of Financial Accounting Standards No. 130, "Reporting
        Comprehensive Income", became effective on January 1, 1998. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For the Company, other comprehensive income comprises the total of net income and foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. For the three and nine months ended September 30, 1998 and 1997, total comprehensive income was as follows:

                                       THREE MONTHS            NINE MONTHS
                                           ENDED                  ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                      1998     1997           1998       1997
                                      ----     ----           ----       ----
        Net income                   $3,738   $4,353         $10,514  $ 5,968
        Foreign currency
        translation adjustments       3,039       60           1,865   (3,724)
                                     ------- ---------        ------- --------

             Net comprehensive
               income                $6,777   $4,413         $12,379  $ 2,244
                                     ======   ======         =======  =======


NOTE E -In July 1994, the U.S. Customs Service and U.S. Attorney's office obtained certain property and business records from the Company's Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking requirements, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quotas, other instances of undervaluation and other miscellaneous matters. While the U.S. Customs Service has still not issued any pre-penalty notice nor has the U.S. Attorney filed any criminal charges, the Company continues to hold informal discussions with each office with a view towards either presenting documentation to substantially reduce the scope of potential formal claims against the Company or reaching a settlement of the matter without recourse to litigation. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for its ultimate outcome, which could be material in relation to the Company's results of operations and/or financial condition. Accordingly, the Company has not at this time made a provision for any estimated loss related to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Comparison for the Quarters Ended September 30, 1998 and 1997 And the Nine
                    Months Ended September 30, 1998 and 1997

                              RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 1998 totaled $177.1 million, an increase of $57.5 million or 48.1% from $119.6 million, for the quarter ended September 30, 1997. Net sales for the nine months ended September 30, 1998 totaled $455.9 million, up $132.0 million or 40.8% from the $323.9 million for the nine months ended September 30, 1997. The record sales performance achieved by Recoton in the current year periods is primarily the result of the continuing rapid growth of the Company's video game and multimedia accessory products sold under the InterAct brand name and a significant increase in mobile electronic and speaker sales. Higher sales in the 1998 periods as compared to the same 1997 periods also reflect increased distribution of Recoton products in Europe and higher mobile electronics accessory sales due to the inclusion of the results of AAMP of Florida, Inc. ("AAMP"), which was acquired in the fourth quarter of 1997.

     Gross profit for the quarter ended September 30, 1998 was $68.3 million or 38.6% of sales. In comparison, for the quarter ended September 30, 1997 the Company's gross profit was $46.9 million or 39.2% of sales. For the nine months ended September 30, 1998, gross profit was $177.6 million or 39.0% of sales as compared with $126.4 million or 39.0% of sales for the nine months ended September 30, 1997. The dollar increase in gross profit was primarily reflective of strong growth in the sales of video game, multimedia and mobile electronic products and the additional sales due to the inclusion of AAMP. The decline in the gross profit margin for the quarter was primarily attributable to sales mix and lower than anticipated sales in home speaker products, resulting in factory inefficiencies.

     Selling, general and administrative expenses for the quarter ended September 30, 1998 totaled $59.3 million or 33.5% of sales. For the quarter ended September 30, 1997, these expenses totaled $40.0 million or 33.4% of sales. Selling, general and administrative expenses totaled $153.4 million or 33.6% of sales for the nine months ended September 30, 1998 as compared to $115.7 million or 35.7% for the same period in 1997. The dollar increase for the quarter and nine months was attributable to the variable selling expenses relating to the increased sales volume (i.e. freight out, commissions). There were also additional expenses for promotional activities and market development.

     Interest expense (net of investment income) totaled $4.5 million for the quarter ended September 30, 1998 and $11.7 million for the nine month period. Interest expense (net of investment income) totaled $3.3 million for the quarter ended September 30, 1997 and $8.5 million for the nine-month period then ended. The increase was attributable to increased borrowings (interest rates were approximately the same) to support the inventory buildup required for anticipated record sales in the fourth quarter.

     In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0% (16.5% in 1997). However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from Mainland China, which have been subject to a "tax holiday." This tax rate is higher in 1998, than in 1997, because of the expiration of a portion of the "tax holiday." The Company's income tax expense for the nine months ended September 30, 1998 is based upon a 16.5% estimated effective annual income tax rate for 1998. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. An estimated effective income tax rate of 15% was applied to the results of operations for the first six months of 1998. Management continually reviews this estimated rate throughout the year in comparison to actual results of operations. For the nine months ended September 30, 1997, the Company's pretax income of $2.2 million was comprised of the excess of foreign earnings over domestic losses. This resulted in a net income tax credit which exceeds the consolidated pretax profit for the period because the tax credits attributable to the domestic losses were higher than the income tax expense attributable to the foreign earnings.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments (which adjustments were a positive $1.9 million in 1998 and a negative $3.7 million in
1997) included in the consolidated statements of stockholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe in the nine months ended September 30, 1998 and 1997, and the related foreign currency translation adjustments recorded by the Company, in addition to the changes in net income, comprehensive income for the nine months ended September 30, 1998 was $12.4 million as compared to $2.2 million for the nine months ended September 30, 1997. Comprehensive income for the quarter ended September 30, 1998 was $6.8 million as compared to $4.4 million for the quarter ended September 30, 1997. (See Note D to the Condensed Consolidated Financial Statements.)

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes revised standards for computing and presenting earnings per share ("EPS"). In accordance with this standard, all prior period EPS data has been restated. There was no change to EPS for the quarter and nine months ended September 30, 1997 as a result of the adoption of this standard. For the quarter ended September 30, 1998, basic EPS was $.32/share and diluted EPS was $.30/share based on average shares of 11,697,000 (basic) and 12,420,000 (diluted). For the quarter ended September 30, 1997, basic EPS and diluted EPS were $.38/share based on average shares of 11,402,000 (basic) and 11,531,000 (diluted). For the nine months ended September 30, 1998, basic EPS was $.90/share and diluted EPS was $.86/share based on average shares of 11,642,000 (basic) and 12,232,000 (diluted). In 1997, basic and diluted EPS for the nine months ended September 30, 1997 were $.52/share based on average shares of 11,391,000 (basic) and 11,524,000 (diluted).

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings under credit facilities provided by banks in the United States and abroad and proceeds from the sale of the Company's securities, including the private placement of the Company's notes. At September 30, 1998, the Company had cash and cash equivalents of $14.9 million as compared with $17.3 million at December 31, 1997.

     The Company currently has a multibank credit facility (the "Credit Facility"), entered into in January 1997 and modified in June 1998, consisting of a committed revolving line of credit of $101.5 million through November 30, 1998, which will be automatically reduced to $86.5 million on November 30, 1998 through December 1999, and a $15.0 million term loan, repayable in 12 quarterly installments with the last installment due in May 2001 ($13.8 million balance as of September 30, 1998). The outstanding borrowings and letters of credit under the revolving facility were approximately $100.9 million at September 30, 1998 as compared to $65.5 million at December 31, 1997 under a previous version of such facility. The revolving credit loans bear interest at various rates depending on elections made by the Company. The applicable rates include rates tied to the London Inter Bank Offering Rate (LIBOR) and rates tied to the greater of the prime rate or a federal funds-based rate. As of September 30, 1998 loans tied to the LIBOR rate bore interest at approximately 8.13% to 8.35% per annum and loans tied to the prime rate bore interest at approximately 8.75%. The majority of the Company's borrowings under the revolver and the term loan are at the LIBOR-based rate.

     In January 1997, the Company issued $75.0 million in principal amount of Adjustable Rate Senior Notes due January 6, 2007 (the "Senior Notes"), which bear interest at 8.75% per annum. The Senior Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning January 2001. As noted below, the proceeds of the Senior Notes were utilized to reduce borrowings under a previous version of the Credit Facility . In September 1998, the Company issued an additional $25.0 million in principal amount of 10-year senior notes due September 1, 2008 (the "Additional Senior Notes"), which bear interest at 8.52%, on terms substantially identical to the Senior Notes. The Additional Senior Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning September 2002.

     The previous versions of the Credit Facility were initially commenced in August 1996, when the Company entered into multibank $120 million bridge facility (which was subsequently increased to $135 million) to accommodate the acquisition of Recoton Audio Corporation ("RAC") (formally International Jenson Incorporated, which was acquired in August 1996) and to finance the Company's on-going operations. In 1997, the Company completed the placement of the Senior Notes, the proceeds of which were utilized to reduce the former version of the Credit Facility, which was then converted to a four-year $15 million term loan and a three-year $71.5 million committed revolving line of credit. The four-year term loan refinanced at more favorable interest rates the $15 million of indebtedness assumed on RAC's acquisition. In January 1998, the $71.5 million committed revolving line of credit was restructured to a $66.5 million committed revolving line of credit through December 1999 and a $5.0 million four-year term loan amortized on a straight-line basis. In June 1998 the Credit Facility was again amended to its current terms as noted above.

     At December 31, 1997 and at various times prior to such date, the Company was not in compliance with certain covenants, including those involving the maintenance of financial ratios and minimum tangible net worth, under the Senior Notes and the Credit Facility. Both the Senior Note holders and bank lenders waived the Company's non-compliance with such covenants at December 31, 1997, and at such other times, and temporarily relaxed such covenants until such time as terms of the Credit Facility and Senior Notes were amended to include less restrictive covenants. At March 31, 1998, the bank lenders and the holders of the Senior Notes also waived the Company's non-compliance with certain financial ratio covenants. The Credit Facility was amended in June 1998 and in August 1998 to include certain less restrictive requirements through December 30, 1998 and the holders of the Senior Notes extended their prior waiver of noncompliance through December 30, 1998 (or such time as the Company has received certain minimum net proceeds from an offering of equity securities or is otherwise in compliance with the original provisions of such covenants, if earlier). At September 30, 1998, the Company was in compliance with the amended covenants under the Senior Notes and the Credit Facility.

     The current Credit Facility contemplates that the Company will be making an offering of equity securities or subordinated debt. If the Company does not raise a minimum of $75.0 million in additional equity or subordinated debt by November 30, 1998, it will be obligated to pay the lenders under the Credit Facility a fee of $.5 million. At that time, under the terms of the Credit Facility, the amount of the revolving credit portion of the Credit Facility is reduced by $15.0 million from $101.5 million to $86.5 million. In addition, if the Company does not raise such additional funds by the end of 1998 it will likely be in default of certain covenants under the Credit Facility and the Senior Notes, since at that time certain covenants, in the Credit Facility, will revert to being more restrictive and the waivers of non-compliance granted to the Company, by the Noteholders, will have expired. The Company is currently in the process of negotiating with institutional lenders various financing alternatives. In the absence of the required additional financing, the bank group has indicated a willingness to forgo the reduction in the Credit Facility from $101.5 million to $86.5 million at November 30, 1998. However, the Company will then be obligated to pay all or a portion thereof of the $.5 million fee. Both the bank group and Noteholders have further indicated a willingness to amend certain covenants to permit the Company's compliance under the Credit Facility and Senior Notes. There can be no assurance, however, that such reduction will be foregone or such covenants will be amended.

     The Company also has outstanding borrowings from one member of the multibank credit lenders aggregating approximately $11.8 million at September 30, 1998, which are due at various times through August 2001. Covenants similar to those applicable to the multibank credit facility apply to these loans. The Company has granted two mortgages on Florida property which it owns to secure repayment of $2.7 million of such indebtedness. Interest rates on such loans ranged between 6.6% and 8.4%.

     The Company's Hong Kong subsidiaries have lines of credit of approximately $8.7 million with two overseas banks for letter of credit and trust receipt financing. These banks have a security interest to the extent of merchandise purchased using letters of credit. As of September 30, 1998, there were approximately $6.6 million in trust receipt loans and $1.8 million of letters of credit outstanding.

     At September 30, 1998, the Company had working capital of approximately $263.1 million as compared to approximately $222.4 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 3.0 to 1 at September 30, 1998 and 3.3 to 1 at December 31, 1997. Trade receivables increased $17.0 million to $146.8 million at September 30, 1998 as compared to December 31, 1997. Inventories increased from December 31, 1997 levels by $63.5 million to $205.9 million at September 30, 1998. The increase in the inventory levels was substantially attributable to the Company's InterAct and mobile electronics' product lines. In anticipation of strong demand for such products in the third and fourth quarter of 1998, the inventoried products were manufactured in advance. Due to capacity constraints at the Company's Chinese manufacturing facility, which is the primary supplier of InterAct products, the Company acquired much of this inventory earlier than it would if such constraints did not exist. Accounts payable and accrued expenses increased $29.6 million to $109.4 million at September 30, 1998. The increase is primarily attributable to increases in inventories and certain accrued performance bonuses payable in March 1999, which bonuses were noncurrent liabilities at December 30, 1997.

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

     In August 1996, Recoton acquired the branded product lines of RAC, a leading marketer of home and automotive loudspeakers and automotive electronics, for a total cost of approximately $61.6 million. In connection with the acquisition, Recoton assumed approximately $34.0 million in notes and loans payable. In December 1996, the Company acquired selected assets of Heco GmbH and Heco Electronics GmbH (both in Germany) for a cost of approximately $1.3 million. Heco is a leading brand of home speakers in Germany.

     In February 1997, Recoton acquired the outstanding stock of Recoton UK (formally known as Tambalan Limited) at a cost of approximately $285,000 plus closing costs and assumed certain outstanding debt of approximately $2.9 million. Recoton UK markets headphones and other consumer electronics products in the United Kingdom and other European countries under the trade name ROSS and has a branch operation in Hong Kong. In November 1997, the Company acquired AAMP at a cost of approximately $2.4 million paid by the issuance of 169,706 Common Shares. In conjunction with the acquisition, the Company assumed approximately $4.5 million in debt, which was repaid in November 1997 from the proceeds of a $5 million loan referred to below. AAMP is a leading car audio accessories company based in Clearwater, Florida whose business includes the STINGER and PERIPHERAL brands.

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

     In January 1998, the Company completed construction of an approximately 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

     To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.75 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, as a result of on-going turmoil in the Asian currency markets, there can be no assurance that these relationships will continue.

     The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. The Company's shareholders' equity was increased by a foreign currency translation adjustment of approximately $1.9 million in the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company's shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.7 million, of which approximately $3.2 million occurred in the first quarter of 1997. The changes in the exchange rates of the German and Italian currencies, which were the principle causes of the foreign currency translation adjustments, had no material impact on the Company's results of operations.

     If there are any material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar or if the Hong Kong or Chinese currencies should no longer be tied to the U.S. dollar, such changes could adversely affect the results of the Company's European, Canadian and/or Asian operations included in the consolidated financial statements and could cause further increases in the amount of foreign currency translation adjustments which are charged directly to shareholder's' equity.

     As further described in Note E of the Notes to Condensed Consolidated Financial Statements and in Part II, Item 1 of this Form 10-Q, the financial impact of the pending criminal and civil customs investigation cannot be determined at this time, but could be material to the Company. The Company has at this time made no provision for any estimated loss related to these matters.

     The Company has leased expanded facilities for sales and warehousing in Germany and the U.K. and is considering enlarging its manufacturing facilities in Mainland China. In addition the Company is considering the acquisition of additional computer hardware and software to be used both in the United States and in its foreign locations. The Company will also continue to evaluate possible acquisitions that may be attractive to the growth of the Company.

                                    YEAR 2000

     The Company is in the process of analyzing and addressing what is known as the year 2000 (or "Y2K") issue. Based on current information, the Company believes that it will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on the Company's results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, many of which are dependent on efforts of third parties.

      BACKGROUND

     This issue has arisen because many existing computer programs use only two digits instead of four (e.g., "98" instead of "1998") to identify a year in the date field. This is a holdover from the days when businesses first started using computers and electronic memory was limited and storage was expensive. These programs were designed and developed without considering the impact of the upcoming change in the century. Accordingly, some computers can not determine if the reference to the year "02" means 2002 or 1902. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or even system failures.

     The Company, through a team including its Vice President-Information Systems and its Vice President-Compliance, is assessing its Y2K compliance situation.

      INTERNAL SYSTEMS

     The Company's Vice President-Information Systems has the responsibility to have the Company's entire computer and computer-dependent systems tested and, if necessary, modified or replaced to ensure Y2K compliance. Based on its analysis to date, including tests run on the Company's backup computer system and analysis of the in-place systems, the Company believes that all of its domestic and substantially all of its foreign internal computer systems (hardware, system software and applications software) and computer-dependent systems, including technology embedded in the Company's machinery and other equipment to the extent that it is date sensitive, are currently Y2K compliant and that the foreign operations which are not currently compliant will, through the replacement or modification of existing hardware and software, be made compliant in a timely manner. A target date of December 31, 1998 has been fixed for such compliance. The Company believes at this time that it should be able to meet such a target date. The Company has not retained any outside service provider to conduct independent verification of the Company's compliance status and does not at this time intend to hire any such service provider.

     The Company is currently in the process of contacting its key vendors and service providers, as well as key customers, to ascertain their Y2K compliance to the extent that their problems could affect the Company's internal systems or other aspects of the Company's business. The Company has not yet determined when it will have that process completed. The Company at this time cannot make any prediction as to the degree of compliance by such vendors and service providers or the consequence to the Company of any noncompliance. Any serious Y2K problems which significant vendors and service providers encounter could materially adversely impact the Company. If significant customers (especially those which are ordering from the Company electronically) have Y2K problems, that also could materially adversely impact the Company by seriously impacting the level of their purchases from the Company until such problems are resolved.

     While the Company believes that the efforts which it has taken and plans to take should be sufficient to identify and correct any Y2K problems before December 31, 1999, there can be no assurance that the Company will be fully Y2K compliant in a timely manner.

      FINANCIAL RAMIFICATIONS

     The expenses incurred to date to achieve year 2000 compliance have not had a material impact on the Company's results of operations or financial condition. Based on the Company's current status of internal Y2K compliance review and other preliminary information, the Company does not anticipate that any expenses yet to be incurred to achieve year 2000 compliance will have any material impact on the Company's results of operations or financial condition or that its business will be adversely affected by the Y2K issue in any material respect. (The Company preliminarily estimates that the costs of achieving Y2K compliance, including costs of personnel devoting significant effort on Y2K matters, will be immaterial). The costs associated with any new computers or computer programs, which are year 2000 compliant, have been and will be capitalized and amortized over the computer's and/or software's expected useful life. Any system modifications or maintenance costs necessary to make the Company's existing computer programs Y2K compliant have been and will be expensed as incurred.

     Achieving Y2K compliance, however, is dependent on multiple factors, many of which are not within the Company's sole control. Accordingly, should one or more of the internal systems of the Company or key customers or key vendors exhibit significant Y2K problems, the Company's business and its results of operations could be materially adversely affected.

     No information technology projects have been deferred due to Y2K efforts.

      RISKS

     Until it has completed its Y2K assessment, and attempted to fix any problems which such assessment may disclose, the Company can not be in a position to determine what would be its most reasonably likely worst case Y2K scenario or any plan for handling such scenario. The Company has not devised any back-up plans should it suffer any internal Y2K problems or should any of its vendors' or customers' Y2K problems affect the Company. After completion of its Y2K assessment, including review of queries sent to such vendors and customers, the Company will assess the need for any contingency plans.

     The failure to correct a material Y2K problem could result in an interruption of, or inability to perform on a timely fashion, a necessary business activity or operation. Such failures could materially adversely affect the Company's results of operations, liquidity and/or financial condition. Because of the general uncertainty which companies face regarding the year 2000 issue, in part due to the fact that actions of third-parties could affect the Company's compliance, it is not possible to determine at this time whether any actual failures will have any material adverse impact on the Company.

   IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

     The Company has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. It also sells to additional countries in Europe. For the most recently competed fiscal year, approximately 15% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The adoption of such common currency will be phased in over a three-year period starting in January 1999. During such phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro-denominated currency will not be issued until 2002. Each member-country will decide when its legacy currency will cease to be legal tender, which will occur during the period January 1 through June 30, 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euro converted to the legacy currency.

     Among other possible economic implications, it is expected that the adoption of such common currency will lead to greater price transparency and thereby increased competition within such common currency zone. For instance, with a single currency applicable to the entire region, consumers may be able to more easily discern any material price differences for the Company's products between different countries and modify their buying practices accordingly. This may require adjustments in the Company's marketing and pricing strategies. Whether any such price differentials will lead to significant changes in purchasing practices by the Company's customers depends on factors such as convenience and language-related matters as well as other factors which may determine where a consumer will purchase products. The Company is not able at this time to gauge whether the likelihood of increased competition arising from the introduction of the Euro would have any significant long-term adverse impact on the pricing for the Company's products.

     The adoption of a common currency may require a significant modification to the Company's accounting systems. Among other things, it will be necessary to operate in each country with dual currencies until the three-year phase-in period has passed. Management believes, however, that any necessary changes can be rapidly and inexpensively implemented using "off-the-shelf" systems if the Company's internal systems are not sufficient.

     The Company does not believe that the adoption of a common currency will give any parties to material contracts with the Company the right to terminate or modify such contracts on the grounds of "frustration," "impossibility" or "impracticability".

     Other risks associated with such currency conversion include possible currency exchange and tax risks, neither of which the Company believes will have a significant affect.

     While the Company does not at this time anticipate that the adoption of the Euro and any resulting changes in European economic and market conditions will have any material adverse impact on the Company or its European business, its analysis of this issue has only commenced recently and the Company has not yet fully evaluated the implications of the Euro's adoption. The Company has not adopted, nor is at this time contemplating the adoption of, any contingency plans regarding this issue.

                           FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains forward-looking statements, which should be read in conjunction with "Other Information" in Item 5 in Part II of this Form 10Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     All of the Company's foreign borrowings are denominated in U.S. dollars, its functional currency. A substantial portion (over 90%) of the Company's borrowings bear fixed interest rates. However, borrowings under the revolving credit portion of the Credit Facility are made at rates in effect when the loans are made and remain in effect until they are "rolled-over " (typically 30 to 60 days later), unless the Company has elected to borrow at the prime rate or other floating interest rate under one of several interest rate options available to it when each loan is made. A $15.0 million term loan ($13.8 million balance as of September 30, 1998), which is due in installments through May 2001, bears interest which varies on a quarterly basis with changes in the Company's financial ratios and changes in LIBOR.

     The Company and certain of its subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at September 30, 1998 (expressed in U.S. dollars at current exchange rates) for foreign currency loans made by the Company and its subsidiaries to subsidiaries is $27,290,000 in Germany and $7,457,000 in Italy. These loans have no fixed due dates.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      CUSTOMS INVESTIGATION. In July 1994, agents of the United States Customs Service, working in conjunction with the United States Attorney's office in Orlando, Florida, seized property and business records from the Company's Lake Mary, Florida facility pursuant to a search warrant and commenced a criminal and civil investigation. The Company is in communication with the government regarding such investigation, which the Company has been advised has focused on country of origin marking, duty-free import status under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota, other instances of undervaluation and other miscellaneous matters. While the U.S. Customs Service has still not issued any pre-penalty notice nor has the U.S. Attorney filed any criminal charges, the Company continues to hold informal discussions with each office with a view towards either presenting documentation to substantially reduce the scope of potential formal claims against the Company or reaching a settlement of the matter without recourse to litigation. However, based on the current status of the Company's communication with the government, the Company is unable to make a realistic estimate of the probable amount or probable range of amounts for its ultimate outcome, which could be material in relation to the Company's results of operations and/or financial condition. Accordingly, the Company has not at this time made a provision for any estimated loss related to this matter.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

    10.35 Note Purchase Agreement dated as of September 1, 1998 for $25 million principal amount of adjustable rate senior notes due September 1, 2008 with The Prudential Insurance Company of North America

    27     Financial Data Schedule


(b)  Reports on Form 8-K:  none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RECOTON CORPORATION


                                 /S/ STUART MONT
                                     Stuart Mont
                                     COO, CFO, Exec. V.P.-Operations,
                                     Secretary


                                /S/ JOSEPH H. MASSOT
                                    Joseph H. Massot
                                    Vice President, Treasurer and
                                    Principal Accounting Officer

Dated:  November 13, 1998

                                  EXHIBIT INDEX

    10.35 Note Purchase Agreement dated as of September 1, 1998 for $25 million principal amount of adjustable rate senior notes due September 1, 2008 with The Prudential Insurance Company of North America

    27     Financial Data Schedule