Form 10-K
period 1998-12-31
RECOTON CORP
filed 1999-03-31
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-K

       ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       (MARK ONE)

 /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998

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

                          COMMON SHARES, $.20 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$144,534,570 based on the closing price on the Nasdaq Stock Market of $14.50 as of March 23, 1999. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,701,153 Common Shares as of March 23, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 1999 (the "1999 Proxy Statement") is incorporated by reference into Part III of this Form 10-K.

                                     PART I

          THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE ACT)(SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION, PRESS RELEASES OR IN OTHER STATEMENTS BY THE COMPANY. STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE ACT. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES, STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, ANTICIPATED COMPLIANCE WITH FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY, ASSESSMENTS OF MATERIALITY, PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THESE STATEMENTS. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS," "PLANS" AND VARIATIONS OF SUCH TERMS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

          FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, OTHER FILINGS, PRESS RELEASES OR OTHER STATEMENTS BY THE COMPANY. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING
AREAS: RECEPTIVITY OF CONSUMERS TO NEW CONSUMER ELECTRONICS TECHNOLOGIES, ABILITY OF THE COMPANY TO INTRODUCE NEW PRODUCTS TO MEET CONSUMER NEEDS AND CONSUMER ACCEPTANCE OF THE COMPANY'S NEW PRODUCT INTRODUCTIONS; ABILITY TO SUCCESSFULLY IDENTIFY, ACQUIRE AND INTEGRATE NEW BUSINESS INTO THE COMPANY'S OPERATION; COMPETITION; NUMBER AND NATURE OF CUSTOMERS AND THEIR PRODUCT ORDERS; ABILITY TO OBTAIN ADEQUATE FINANCING; ABILITY OF SUPPLIERS TO CONTINUE TO SOURCE PRODUCTS AND COMPONENTS; FACTORS RELATED TO FOREIGN MANUFACTURING, SOURCING AND SALES (INCLUDING CHINESE AND OTHER FOREIGN GOVERNMENT REGULATION, TRADE AND IMPORTATION CONCERNS, FLUCTUATION IN EXCHANGE RATES AND ADOPTION OF A UNIFORM CURRENCY IN CERTAIN EUROPEAN COUNTRIES); BORROWING COSTS; CHANGES IN TAXES DUE TO CHANGES IN THE MIX OF U.S. AND NON-U.S. REVENUE; ABILITY TO MAINTAIN CONFIDENTIAL INFORMATION AND OBTAIN AND MAINTAIN PROPRIETARY RIGHTS; PENDING OR THREATENED LITIGATION AND INVESTIGATIONS; THE AVAILABILITY OF KEY PERSONNEL; THE OPERATION OF MANAGEMENT INFORMATION AND COMPUTER SYSTEMS AT THE COMPANY AND AT THE COMPANY'S CUSTOMERS AND VENDORS, ESPECIALLY AS IT RELATES TO THE YEAR 2000 ISSUE; ENVIRONMENTAL AND OTHER LEGAL REGULATIONS; AND OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

          READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, WHICH SPEAK ONLY AS OF THE DATE SET FORTH ON THE SIGNATURE PAGE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

          Aamp(TM), Advent(RM), Ambico(RM), Ampersand(TM), Ar(RM)/acoustic Research(RM), Discwasher(RM), Heco(RM), Interact(RM), Jensen(RM), Linear Research(RM), Macaudio(RM), Magnat(RM), Nht(RM) (Now Hear This(TM)), Nitro(RM), Parsec(RM), Perfectcase(TM), Peripheral(TM), Phase Linear(RM), Recoton(RM), Rembrandt(RM), Ross(TM), Sole Control(RM), Soundquest(RM), and Stinger(rm) ARE TRADEMARKS OF RECOTON CORPORATION OR ITS SUBSIDIARIES. Sony Playstation(RM) , Nintendo 64(RM), Rolling Stone(RM) and Sprint(RM) ARE MARKS OF OTHER COMPANIES LICENSED FOR USE ON SPECIFIC PRODUCTS MANUFACTURED BY OR FOR RECOTON CORPORATION OR ITS SUBSIDIARIES.

ITEM 1.  BUSINESS

THE COMPANY

          Recoton Corporation (with its subsidiaries, Recoton or the Company) is a leading worldwide marketer, developer and manufacturer of consumer electronics products for aftermarket use, with over 62 years of experience. The Company classifies its business into three principal segments:

     o VIDEO AND COMPUTER GAME BUSINESS. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries (STD), including its manufacturing operations, producing video and computer game accessories as well as products for other Recoton segments, and InterAct Accessories, Inc. (InterAct), the Company's distributor of computer and video game accessories in the United States. Products sold under the INTERACT brand include peripherals and other accessories to enhance the enjoyment of playing video and computer games, including joysticks, controllers, game steering wheels and other accessories, including the Company's popular GAME SHARK(R), a device which assists the game player, as well as computer, multi-media and home office accessories. In fiscal 1998, approximately 35% of the Company's revenues were from sales by this segment.

     o RECOTON AUDIO CORPORATION BUSINESS. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries
          (RAC), which primarily sell home and mobile audio products. Home audio products, sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names and, in Europe, under the MAGNAT and Heco brand names, include state-of-the-art designed high-fidelity, high- performance stereo and home theater loudspeaker systems. Audio products for the automobile and marine aftermarket, sold under the ADVENT, JENSEN, LINEAR RESEARCH, NITRO, ROAD GEAR and PHASE LINEAR brand names in the United States and MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. In fiscal 1998, approximately 33% of the Company's revenues were from sales by this segment.

     o ACCESSORIES BUSINESS. This segment consists of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Ltd., a Hong Kong distributor; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Ltd., a Canadian distributor of all Recoton products. Products sold include indoor and outdoor TV antennas, storage cases, headphones, remote controls and other accessories for home and mobile audio, camcorder, cellular and standard telephone, music and video products, and 900 MHz and other wireless technology. These products are marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR, SOLE CONTROL, SOUNDQUEST and STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. In fiscal 1998, approximately 32% of the Company's revenues were from sales by this segment.

          As noted above, Recoton's products are offered under a number of brand names, many of which are recognized by consumers and all of which the Company believes are valued by its retail customers. Recoton sells its products through specialty consumer electronics and video retailers, mass merchants, office and computer products retailers and direct mail retailers. The Company also sells certain of its products to original equipment manufacturers (OEMs). As a result of its broad array of branded product offerings and its value-added marketing services, such as customized merchandise planogramming, inventory management and just-in-time delivery, Recoton believes that it is one of the few companies that can act as a "one-stop shop" to its retailer customers for consumer electronic accessories. Recoton believes that the combination of its diverse product offerings, value-added marketing services and multiple brand names has led to its holding leading market positions in key product areas, which serves as a significant competitive advantage in the consumer electronic products industry.

          Recoton has grown as the consumer electronics industry has grown. Starting with its formation in 1936 as a manufacturer of phonograph needles, the Company has kept pace with the ever-changing needs of the consumer, expanding its product offerings as the industry has evolved. From supporting the now-superseded technologies of phonographs, eight track cartridges and citizen band radios and the fading technologies of cassette tapes, it now provides products for current core technologies such as compact discs, video cassettes, and video and PC games and emerging technologies such as digital versatile discs
(DVD) and high definition television (HDTV). It has also benefited from the emergence of home-based work and the desire to have the benefit of business technologies such as computers and telecommunications available for home use. The Company's product offerings have expanded with the introduction of each of these new technologies. As each new technology has emerged, Recoton has found that the demand for its products has increased, with its new products usually being additive to its business, rather than immediately replacing older products. While consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases, many of the older systems remain operational and consumers still need to maintain or upgrade them.

          Starting in 1989, Recoton realized that it could more easily satisfy these burgeoning consumer needs through selective acquisitions as well as internal growth. Since that time it has completed 14 acquisitions as part of its growth strategy to expand its customer base, enter new geographic markets, broaden its product offerings and obtain new technologies. Recoton seeks to maximize the benefit of each acquisition by consolidating overhead expenses and leveraging sales and marketing expertise, thereby making its products more competitive. Two recent acquisitions have significantly changed the Company's focus. In 1995 it acquired STD Holding Limited, a Hong Kong based manufacturer of video and computer game accessories such as joysticks and controllers primarily marketed under the brand name INTERACT. As a result of this acquisition, Recoton believes it is now the world's largest third party supplier of video game accessories. In 1996 Recoton significantly enhanced its presence in the international market with the acquisition of International Jensen Incorporated (IJI), now known as Recoton Audio Corporation, a global developer and marketer of home and car stereo speakers, car stereos and CD players and car amplifiers sold under many well recognized brand names including ADVENT, AR/ACOUSTIC RESEARCH, JENSEN, PHASE LINEAR and NHT/(NOW HEAR THIS) in the United States and MAGNAT and MACAUDIO, each a recognized brand in Germany. This acquisition has made Recoton one of the world's largest marketers of home speakers and mobile audio speakers and electronics.

          The products which Recoton sells, most of which are accessories or other products purchased after a consumer has purchased an audio or video system, game platform or information systems, usually carry a higher margin for the retailer than the hardware which comprises the basic system. Retailers therefore have an incentive to aggressively market these types of products. For this and other reasons, Recoton has seen a growth in the floor space which retailers devote to the sale of accessories. The Company anticipates continuation of this trend as the consumer electronics industry is entering a new phase based on digitalization of many of the prevailing technologies. Recoton believes that DVDs will become the prevailing media for at- home movie viewing as the superior viewing opportunities of high definition television becomes prevalent. Recoton also anticipates a growing trend for add-on high quality speakers as HDTV television monitors, which are often sold without speakers or only with modest speaker capability, become the core of the home entertainment system. The Company believes that additional growth opportunities will emerge through the convergence of consumer electronics and the computer, in both the home and car environment, and the growth of personal communications equipment such as cell phones.

INDUSTRY OVERVIEW

          The consumer electronics market is large and diverse. It has evolved from phonographs, radios, home stereos and televisions to now encompass a wide variety of innovative technologies and products. These include personal computers (PCs), compact disc (CD) players, camcorders, video cassette recorders
(VCRs), cellular and cordless telephones, video game systems and home theaters. Some of these products (such as CD players, camcorders and VCRs) have reached a plateau of maturity, while others (such as cellular telephones, video game products, computer products and home theater systems) are still growing in consumer acceptance.

          Additionally, the consumer electronics market is undergoing rapid and frequent changes. Advances in certain technologies for mature products such as televisions, camcorders and telephones are leading to new innovations such as high definition television, plasma screen televisions, new television delivery systems such as direct broadcast satellite (DBS) systems, digital versatile disc systems, which deliver ultra-high quality pictures and stereo sound, and digital cameras and camcorders. These advances may herald a new growth in consumer electronics as they are phased in. The Consumer Electronics Manufacturers Association (CEMA) has stated that sales of consumer electronics have been growing at an average of three to five percent a year since 1991 and industry sales in 1999 are projected to be $79 billion, up by approximately five percent from the estimated record sales for 1998 of $75 billion.

          The broadening and expansion of the consumer electronics market has been due to a greater awareness of consumer electronics products and changes in consumer tastes, lifestyles and work habits, including a growing desire to spend more time at home, whether for relaxation or work. This trend has been seen in the strong growth in "home theater" listening and viewing environments and multimedia and video game products and in the increasing popularity of telecommuting, with the need for more sophisticated home offices. In addition, many consumer electronic accessories are necessary to maintain and operate consumer electronics products while others are used to expand, upgrade or enhance the functionality of particular products.

          The nature of retail marketing for consumer electronics products has been evolving in recent years. Certain types of retailers, such as traditional department stores, have withdrawn from the market but other types of retailers, such as large national consumer electronics superstores and other mass merchants, have become more prevalent. Simultaneously, more small retailers such as drug stores and food markets are carrying consumer electronics items for the convenience of their customers. It is expected that these trends towards both larger "big box" discount stores and smaller convenience-oriented local retailers will continue. The Company's distribution channels have similarly evolved as the market for its products has changed.

          The gross profit margins realized by retailers on accessories are typically higher than those on electronics components because consumers often purchase accessories without price comparison. Additionally, inventory costs and floor space required to display and sell accessories are substantially less than what is necessary to sell equipment. Retailers also have found that a broad offering of accessories provides additional services to the consumer, which allow retailers to differentiate themselves from their competitors. In addition, retailers recognize that having accessories available can encourage add-on sales to a consumer electronics purchase, lead to impulse purchases and encourage repeat visits by customers, all of which provide the opportunity to sell additional consumer electronics products and accessories.

          Recoton believes that retailers are increasing their efforts to market accessories, speakers, multimedia products and electronic game products by increasing floor space devoted to those products, enhancing their in-store accessory staffing and merchandising and spending more on accessory advertising and promotion. Recoton believes that in order to achieve greater purchasing and operating economies and to reduce costs, retailers are consolidating their relationships with suppliers that offer a broad assortment of consumer electronics accessories and can provide timely product availability and strong merchandising support.

PRODUCTS

          Recoton offers a broad line of over 4,000 consumer electronics products for home, office and mobile aftermarket use in many consumer electronics categories. Its products are offered under a number of brand names, many of which are recognized by consumers and all of which the Company believes are valued by its retail customers. These products are positioned, packaged and priced to appeal to a broad range of retailers and customers. Recoton's capabilities enable it to market its products through multiple retail channels and to competing retailers within specific retailer categories.

          VIDEO AND COMPUTER GAME

          The Company markets video and computer game peripherals under the INTERACT brand, including joysticks, controllers, game steering wheels (including the best-selling V-3 and the new force feedback V-4 steering wheels), and other products to enhance the enjoyment of playing video and computer games. One of the more unique products offered by the Company is the GAME SHARK(R), a device for use with Sony PlayStation, Nintendo 64 and PCs which contains hundreds of codes to give the player tips on how to win many of the most popular games. Certain of these products are also sold under the Sony and Nintendo brand names pursuant to licenses granted to the Company. The Company also markets an extensive computer and multi-media accessory product line, sold under the INTERACT brand name, including UL-listed surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders, and mouse and wrist pads, as well as shielded computer speakers, sold under the ADVENT, JENSEN and AR brand names. Recoton believes it is the largest third-party provider of video and computer game peripherals and that video gaming is one of the fastest growing sectors of the consumer electronics industry.

          RAC

          Home audio products, sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names and, in Europe, under the HECO and MAGNAT brand names, include state-of-the-art designed high-fidelity, high-performance stereo and home theater loudspeaker systems. Each of the speaker lines is positioned to reach a different target customer. Audio products for the automobile and marine aftermarket, sold under the Advent, JENSEN, LINEAR RESEARCH, NITRO, PHASE LINEAR and ROAD GEAR brand names in the United States and MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. Recoton believes it is a leading marketer of high-fidelity speakers and other audio products for the home and automobile audio markets.

          ACCESSORIES

          Recoton offers a wide variety of accessory products to interconnect, accessorize and maximize the enjoyment of various consumer electronics products and systems. These include antennas; audio, CD/audio and/or cassette accessories; camcorder and video accessories; carrying and storage cases; cellular and other telephone accessories; headphones; mobile audio accessories; and remote controls. These are sold under the AAMP, AR/ACOUSTIC RESEARCH, INTERACT, JENSEN, PERFECTCASE, PERIPHERAL, ROAD GEAR, ROLLING STONE, ROSS, SOLE CONTROL, SOUND QUEST, SPRINT and STINGER brand names, depending on the product. Recoton also markets a proprietary line of wireless products, sold under the ADVENT, JENSEN and RECOTON brand names, which includes stereo headphones, amplified speaker systems, video broadcast systems, and a portable indoor/outdoor weather-resistant speaker. These products use patented 900 MHz, 863MHz, 433 MHz and 2.45 GHz technology to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified indoor/outdoor loudspeakers or other television sets within 150 feet.

CUSTOMERS AND DISTRIBUTION

          Recoton seeks to provide consumers with access to its products on a global basis in multiple countries through multiple distribution channels and at multiple price points. The customers for the Company's products for its segments except as noted include consumer electronics, computer and office supply superstores, mass merchants, catalog showrooms, direct mail merchants, TV shopping channels, warehouse clubs and music and video chains (office supply superstores and music and video chains do not generally purchase home and mobile audio products) . Recoton has a strong, diverse and growing customer base of more than 1,000 retailers which the Company believes have more than 30,000 storefronts.

          Recoton also makes significant sales of selected accessories products to original equipment manufacturers and via private labels to other accessory vendors which purchase Recoton's audio, video, CD and telephone accessories, loudspeakers and wireless products. The Company also has two factory outlet stores (one in Florida and one in Arizona).

          During the past few years, Recoton has expanded its presence in the global marketplace. The acquisition of IJI (now Recoton Audio Corporation) with its European subsidiaries in 1996 has led to significant growth in European sales in all product lines. Through RAC's United Kingdom, German and Italian subsidiaries and Recoton's Hong Kong distributor subsidiary, Recoton markets and distributes a growing portion of its product line to European retailers and distributors. Through Recoton Canada Ltd., the Company markets and distributes its full product lines to Canadian retailers. Through STD and Recoton's Hong Kong distributor subsidiary, it sells Asian-sourced products to other Recoton subsidiaries and OEM customers around the world. Sales in Europe are considered part of the RAC business and sales in Canada are considered part of the accessories business. Recoton views its international customer base as an important source for continued growth. Information with respect to Recoton's operations by geographic area is set forth in the financial statements (see Note P of the Notes to Financial Statements).

          Most of Recoton's customers operate on a purchase order basis and Recoton does not ordinarily have long term contracts with its customers. In addition, due to the allocation of retail shelf space to suppliers of products far in advance of the placement and shipment of orders for such products, Recoton's sales are reliant to a great extent on its ability to influence such allocations prior to order placement. Because it is the Company's practice to maintain sufficient inventory of finished goods and components to fill orders promptly, the level of backlog is not significant nor can it be considered to be an important predictor of future performance.

          Wal-Mart was a significant customer of the RAC and video and computer game segments in 1997 and 1998. In 1997 and 1998, sales to Wal-Mart represented approximately $57.0 million and $120.5 million, or approximately 11% and 17% of the consolidated revenues for each year, respectively. No other customer represented greater than 10% of Recoton's consolidated revenues in 1997 or 1998 and no customer represented greater than 10% of the Company's consolidated revenues in 1996.

SALES, MARKETING AND CUSTOMER SUPPORT

          Recoton's marketing strategy is to develop strong relationships with a broad array of customers. Recoton seeks to establish "partnership" relationships with the retailers selling its products. One way this is done is by offering "one stop shopping" for a wide variety of consumer electronics accessories, so as to better attract and support retailers who are consolidating their vendor relationships to achieve greater purchasing and operating economies. Another strategy used to solidify such relationships is to offer extensive marketing, inventory management and customer support services. These services include consumer support programs, distinctive packaging, multiple brand names to choose from, drop shipping, electronic data interchange, extensive product promotion, in-store inventory management, pre-ticketing services and in-store product displays and training.

          Recoton further supports its products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. The Company also advertises and provides support for both its retail customers and consumers through several Internet web sites, including WWW.RECOTON.COM, WWW.RCOT.COM and WWW.INTERACT-ACC.COM among many others.

          The Company's distribution and sales strategy involves the utilization of a worldwide network of sales executives, regional managers, independent sales representatives and exclusive distributors. Recoton compensates its independent sales representatives on a commission basis. Regional sales personnel work in the field with Recoton's customers and independent sales representative organizations. The Company also maintains a toll free support center, staffed five days per week, 12 hours per day, to aid consumers in the U.S. and Canada.

WORKING CAPITAL PRACTICES

          The Company generally carries significant inventory in the products which it offers in order to meet customer needs for just-in-time delivery. This increases its capital requirements. Since most of the items held in inventory are considered staples that can be sold at least at cost, the Company does not believe that it is at any significant risk of inventory obsolescence for these items. Customers are generally billed at normal trade terms with payment terms ranging from 30 to 60 days. With the exception of the Company's inventory and billing practices, the Company does not have any extraordinary working capital requirements. Consistent with the needs to supply products to its customers, inventories are closely controlled and maintained at levels related to product cycles and responsive to normal delivery requirements of customers.

ACQUISITIONS

          A significant part of Recoton's growth strategy has been to expand its business through the pursuit of strategic acquisitions. Through 14 acquisitions since 1989, Recoton has:

     o OBTAINED NEW PRODUCTS AND TECHNOLOGIES, as it did with stereo headphones when it acquired Calibron in 1989, antennas when it acquired All Channel Products in 1989, maintenance products when it acquired Discwasher in 1991, camcorder and video accessories when it acquired Ambico in 1992, remote controls when it acquired Infrared Research in 1994, mobile audio installation products when it acquired Ampersand in 1995 and video and computer game accessories when it acquired STD in 1995;

     o SIGNIFICANTLY EXPANDED ITS PRESENCE IN SPECIFIC PRODUCT LINES, as it did with television antennas when it acquired Parsec in 1991, speaker and other audio products when it acquired IJI in 1996 and mobile audio installation products when it acquired AAMP in 1997;

     o INCREASED ITS MANUFACTURING CAPACITY, as it did with the Company's original Florida plant (which was subsequently expanded) when it acquired Calibron in 1989, the Chinese manufacturing facilities when it acquired STD in 1995 and the Benecia, California facilities when it acquired IJI in 1996;

     o ENHANCED OVERSEAS DISTRIBUTION CAPABILITIES, as it did when it acquired IJI and HECO in 1996 and Tambalan in 1997;

     o OBTAINED NEW MARKETING TECHNIQUES, as it did with the direct marketing talents when it acquired AAMP in 1997; and

     o BROADENED ITS CUSTOMER BASE, as it did when it acquired STD in 1995 and IJI in 1996.

          Recoton seeks to maximize the benefit of each acquisition by consolidating overhead expenses and leveraging sales and marketing expertise. While there may be certain duplications of expenses immediately following an acquisition, Recoton aims to achieve cost savings from the introduction of efficiencies of scale, thereby making Recoton and its products more competitive.

          Recoton intends to continue to acquire businesses and assets that will compliment its existing business and are consistent with its financial resources and existing debt covenants. Recoton regularly evaluates acquisition opportunities as they are presented to the Company.

RESEARCH AND PRODUCT DEVELOPMENT

          Recoton's research and development efforts are primarily oriented towards meeting consumers' desires for changing products to accessorize or supplement existing and new consumer electronics technologies. Recoton seeks to continuously enhance its products to remain a leader in the consumer electronics after-market. In conjunction with its agents, customers and contract manufacturers, the Company continuously reviews its product lines and identifies, develops and introduces in a timely fashion new accessory products for growing areas of consumer demand. These efforts focus primarily on improving existing products and utilizing what the Company knows about these products to devise similar products in other emergent categories, rather than on conducting more speculative research.

          Recoton maintains research and development facilities for its accessories business in Florida and Illinois, for its RAC business in Florida and California and for its video and computer game business in Hong Kong and California. In addition it utilizes from time to time selected outside engineering services. Recoton has been recently expanding its engineering department to increase its in-house development capabilities. This expansion has included the establishment of a digital engineering group for its video and computer game business to take advantage of the expected digital revolution in consumer electronics.

          Research and development efforts for video and computer game products include producing new gaming and sound-related products to enhance video game platforms and entertainment applications for multimedia personal computers. In development are additions to the Company's line of joysticks and controllers for use with Nintendo 64-bit consoles, Sony PlayStation, the soon-to-be-introduced 128-bit Sega Dreamcast system and personal computers.

          Significant efforts on producing new and advanced home and audio loudspeaker systems include the redesigning of the speaker lines sold under the ADVENT, JENSEN and NHT brands and the addition of models to the AR/ACOUSTIC RESEARCH line of speakers.

          900 MHz and other wireless technology products in development include advanced headphones and speakers permitting Recoton to offer its wireless audio and video products on a worldwide basis, and a spread-spectrum transmission system for wireless audio and video that provides low-interference, longer-distance, high-end CD-quality performance for wireless audio, video and security video products. The Company is also engaged in customer-funded R&D efforts for certain specific prospective applications of its wireless technology to products manufactured by other companies.

          Recoton's use of in-house industrial designers, software developers and engineers and other capabilities have been a major strength in obtaining and increasing its OEM business.

          Through its continual product development efforts, Recoton believes that it has been able to establish new retail accounts, enhance existing customer relationships, attract a growing base of consumer electronics companies as OEM customers and differentiate itself from its competitors.

          In 1996, 1997 and 1998, Recoton's expenditures for research and development were approximately $2.9 million, $4.2 million and $6.0 million, respectively. In addition, the Company's expenditures for product and packaging design were approximately $1.3 million, $2.5 million and $3.2 million, respectively. The growth in research and development expenditures from 1996 to 1997 was primarily reflective of a full year of operations of the audio operations acquired from IJI, and the increase from 1997 to 1998 was primarily reflective of increased efforts to develop new products.

PRODUCTION AND SUPPLY

          Recoton's manufacturing strategy is to produce high-quality consumer electronics products for its retailer and OEM customers through a cost-efficient production process.

          Recoton utilizes its own Chinese manufacturing facilities, as well as third-party manufacturers or suppliers located primarily in China, for most of its products or components of such products. SEE "ITEM 2. PROPERTIES." The Company's vendors are required to manufacture products in accordance with strict specifications and quality control standards set by Recoton, in either finished form or as components for assembly at Recoton's Florida, California or China facilities.

          Most products which Recoton manufactures use standard parts and components which can be purchased from multiple sources. In a few instances, however, a business decision has been made to source certain components and products from one or a small number of suppliers for certain business reasons, such as attractive pricing. Recoton's wireless products are currently the only major product which is sourced from one third party vendor, who subcontracts component manufacturing to other sources. Substantially all of the Company's video and computer game accessories and, increasingly, other products are sourced from Recoton's Chinese manufacturing facility. While the Company does not have guaranteed supply arrangements with any of its suppliers, it has never experienced an inability to obtain necessary components or other raw materials. The Company believes that its sources and supply of components and other raw materials are adequate for its needs. No single third-party vendor or group of related vendors has provided more than 10% of the Company's raw material and component purchases in any of the years 1996 through 1998.

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

COMPETITION

          The consumer electronics market is highly fragmented and subject to intense competition. In each segment, Recoton's competitors include manufacturers and suppliers of consumer electronics accessories, consumer electronics equipment manufacturers that market their own lines of accessories, various companies which offer broad lines of consumer electronics products, companies which offer certain product lines and manufacturers of brand name consumer electronics hardware.

          Specific competitors by segments include:

     o VIDEO AND COMPUTER GAME: Altec-Lansing, Fellows, Labtech, Logitech, Microsoft, Nintendo, Sega, Sony and Thrustmaster;

     o RAC: Bose, Boston Acoustics, Harmon Industries and Polk for home audio products and Kenwood, Pioneer, Audiovox and Sony for mobile audio products; and

     o    ACCESSORIES: Allsop, Gemini/Magnavox, Thomson/RCA, Sony and Zenith.

          Shelf space is a key factor in determining sales of consumer electronics products. The allocation of retail space is influenced primarily on the basis of company and brand name reputation, product variety and quality, customer service and support, product reliability, the ability to meet customer delivery needs, price, product features and the proprietary nature of certain products. Recoton believes that it competes favorably with respect to these factors.

TRADEMARKS AND PATENTS

          Recoton believes that it has established a high level of brand name recognition with its retailers and their customers. SEE "--PRODUCTS" for a discussion of the various marks used for products.

          As a result of its own product development, acquisitions and exclusive and non-exclusive licenses, Recoton has many United States and foreign patents, including patents on its 900 MHz wireless products, speakers, headphones, amplifiers, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, antennas, connectors and adapters to eliminate tangles in coiled telephone cords. Additionally, Recoton has various patents pending including applications relating to speakers, surge protectors, remote controls and car stereos and routinely applies for other patents on products as they are developed. The Company does not consider any patents or trademarks essential to its business.

          Recoton licenses certain of its proprietary rights for use in products manufactured by others and has licensing agreements with other companies (such as Sprint, Straight Arrow Publishing Company for Rolling Stone, Nintendo and
Sony) to sell Company-made products under their marks. Neither the annual royalties received nor the royalties paid under these licensing agreements are significant to the Company's operations.

          Recoton attempts to protect its proprietary information under domestic and international patent, copyright and trade secret laws and through the use of other safeguards. Recoton on occasion receives communications from others asserting that certain of Recoton's products may be covered by such parties' patent or intellectual property rights. Recoton believes that its products do not infringe on the intellectual property rights of any third parties.

EMPLOYEES

          At December 31, 1998, Recoton had approximately 4,800 employees worldwide, of which approximately 3,270 are employed by the video and computer game segment, 370 are employed by the RAC segment and 1,160, including corporate administrative personnel, are employed by the accessories segment. The number of employees employed at STD's Chinese manufacturing facility fluctuates significantly on a seasonal basis.

          Approximately 650 employees at Recoton's Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which expires on August 3, 1999. As Florida is a "right to work" state, only approximately 27 employees are currently members of the union. Approximately 39 employees in Canada are covered by a collective bargaining agreement with the National Automobile, Aerospace, Transportation and General Workers Union, which expires on August 10, 2000. At this time Recoton considers its employee relations to be good.

REGULATORY AND ENVIRONMENTAL MATTERS

          With operations in numerous jurisdictions, the Company is subject to many national, state and local laws of general business applicability. These include laws regulating occupational, health and safety and the work place environment; discrimination and sexual harassment; removal or remediation of certain hazardous substances; the importation and exportation of products; the marketing, advertising and sale of goods; customs and foreign trade; and payments to foreign governments and their officials. In addition, the Company may be subject from time to time to regulation by certain federal agencies relating to its products, including the Federal Communications Commission with respect to its wireless transmitting devices and certain computer and video game accessories. Additional laws may be enacted from time to time which may adversely impact the Company. Under various national, state and local environmental laws and regulations, a current or previous owner or operator (including a lessee) of real property may become liable for the cost of removal or remediation of hazardous substances on such property. Such legal requirements often impose liability without regard to fault. Although the Company has not been notified of, and is not aware of, any environmental liability in connection with its leased and owned facilities, there can be no assurance that the Company will not be required to bear any such costs in the future.

SEASONALITY

          The Company's results of operations are subject to the seasonality of the consumer electronics industry and, as a result, net sales and net income have on an historical basis been substantially greater during the third and fourth quarters of each year, as the Company's retail customers increase their inventories in anticipation of the year-end selling season, than during the first two quarters. Historically, the Company's net sales in each quarter have exceeded net sales in the comparable quarter of the prior year. However, sales in the first and second quarters in each year have tended to be lower than sales in the third and fourth quarters of the previous year. A significant reason for this, in addition to seasonality, is that most of the Company's significant acquisitions have occurred in the third or fourth quarters. The Company's results of operations may also fluctuate on a quarterly basis due to product sales mix and the timing of significant orders, new product introductions and acquisitions.

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth the name, age and position of each of the directors and executive officers of the Company as of December 31, 1998. The executive officers of the Company are appointed by the Board of Directors of the Company and serve at the discretion of the Board of Directors. The members of the Board are each elected to three year terms, approximately one-third of which expire each year.

Name                     Age        Positions (End of Term as Director)
----                     ---        -----------------------------------
Robert L. Borchardt      60          Director (1999); President, Chairman of the
                                     Board and Chief Executive Officer
Stuart Mont              58          Director (1999); Chief Operating Officer,
                                     Chief Financial Officer, Executive Vice
                                     President-Operations and Secretary
Peter Wish               63          Director (2000); Executive Vice President-
                                     Administration
Joseph H. Massot         54          Director (2001); Vice President, Treasurer,
                                     Principal Accounting Officer and Assistant
                                     Secretary
Stephen Chu              41          Director (2000); President of STD Holding
                                     Limited
George Calvi             48          Director (1999)
Paul E. Feffer           77          Director (1999)
Irwin S. Friedman        64          Director (2001)
Joseph M. Idy            58          Director (2001)
Ronald E. McPherson      69          Director (2000)
Terrence O' Flynn        54          Senior Vice President-OEM Sales and
                                     Executive Vice President-Sales & Marketing
                                     of the Recoton Accessories Division
Dennis P. Wherry         53          Senior Vice President-Operations
Craig W. Dykes           40          Vice President-Information Systems
Peter M. Ildau           60          Vice President-Corporate Communications
Arnold Kezsbom           46          Vice President-Financial Planning
Richard D. Miller        36          Vice President-Compliance


          The business experience, principal occupations and employment, as well as period of service, of each of the directors and executive officers of the Company during at least the last five years are set forth below:

          ROBERT L. BORCHARDT has served as a director of Recoton since 1964, as President since 1976, as Chief Executive Officer since 1996 and as Chairman since June 1998. He was Co-Chairman from 1992 until June 1998, Co-Chief Executive Officer from 1992 until 1996, Executive Vice President from 1969 until 1976, a Vice President from 1964 until 1969 and Treasurer from 1969 until 1975. Mr. Borchardt began working for the Company in 1961. He is on the Executive Board of the Consumer Electronic Manufacturing Association (CEMA), a division of the Electronics Industries Alliance (EIA), is on the Board of Governors of the Electronic Industries Alliance and is a trustee of the Electronics Industries Foundation.

          STUART MONT has served as a director of Recoton since 1975, as Chief Operating Officer since 1993, as Chief Financial Officer since 1992, as Secretary since 1989 and as Executive Vice President- Operations since 1992. He was a Vice President from 1978 until 1989, Senior Vice President from 1989 until 1992, and Treasurer from 1975 until 1989. Mr. Mont has also served as President of Recoton Canada Ltd. since 1992.

          PETER WISH has served as a director of Recoton since 1969 and as Executive Vice President- Administration since 1992. Mr. Wish was Vice President from 1969 until 1976 and Executive Vice President from 1976 until 1992.

          JOSEPH H. MASSOT has served as a director of Recoton since 1985, as Principal Accounting Officer, Vice President and Treasurer since 1989 and as Assistant Secretary since 1983. He was Recoton's Controller and Assistant Treasurer from 1978 until 1989.

          STEPHEN CHU has served as a director of Recoton since 1997, as President and a Managing Director of STD and of its various subsidiaries since 1990, and as President of Recoton Japan Inc. since 1998. STD was acquired by the Company in 1995.

          GEORGE CALVI has served as a director of Recoton since 1984. Mr. Calvi was Vice President from 1978 until 1988, Senior Vice President-Sales and Marketing from 1988 until 1992 and Executive Vice President-Sales and Marketing of the Company from 1992 until 1996.

          PAUL E. FEFFER has served as a director of Recoton since 1996. He has been Chairman of Feffer Consulting Co., Inc., an international media consulting firm, since 1991. Mr. Feffer founded Feffer and Simons Inc. in 1955, which was sold to Doubleday & Co. in 1962 (where he remained as President of the subsidiary Feffer and Simons until 1986) and was Chairman of Baker & Taylor International, a subsidiary of W. R. Grace & Co., from 1987 until 1991. From 1991 to 1996 he was a consultant to Merck & Company's publishing division. Feffer & Simons and Baker & Taylor specialized in international publishing and book and magazine distribution and development of overseas markets for U.S. publishers.

          IRWIN S. FRIEDMAN has served as a director of Recoton since 1982. Mr. Friedman has been President, Chief Executive Officer and the principal shareholder of I. Friedman Equities, Inc., a corporate financial consulting firm, for more than five years. He has also been a director of The Kushner-Locke Company, a California-based publicly-traded media company, since June 1998.

          JOSEPH M. IDY has served as a director of Recoton since 1990. Mr. Idy has been a stockbroker and money manager at PaineWebber Inc. for more than fifteen years and Senior Vice President of PaineWebber Inc. since 1989.

          RONALD E. MCPHERSON has served as a director of Recoton since 1969. He was Secretary of Recoton from 1964 and a Vice President from 1978, until his retirement in 1989.

          TERRENCE O'FLYNN has served as Senior Vice President-OEM Sales since 1996 and Executive Vice President-Sales & Marketing of the Recoton Accessories Division since January 1999. He was Senior Vice President-Marketing from 1994 until 1996. Previously, Mr. O'Flynn was Director of Marketing of the Ladies Professional Golf Association from 1993 to 1994, President and a member of the Board of Directors of Mitsubishi Electronics America - Consumer Products Group from 1990 to 1993 and, prior to 1990, Executive Vice President of Mitsubishi Electronics America - Consumer Products Group.

          DENNIS P. WHERRY has served as Senior Vice President-Operations since 1993. He was Senior Vice President-Operations of Recoton's Calibron Division from 1991 until 1993. Between 1989 and 1991, Mr. Wherry was an employee of the Company responsible for Florida operations. Mr. Wherry was President of Calibron, Inc. from 1985 until its assets were acquired by the Company in 1989.

          CRAIG W. DYKES has served as Vice President-Information Systems since 1991. He was Director of Information Systems from 1987 until 1989 and an Assistant Vice President from 1989 until 1991.

          PETER M. ILDAU has served as Vice President-Corporate Communications since 1993. He was Director of Marketing from 1990 until 1991 and Vice President-Advertising between 1991 and 1993.

          ARNOLD KEZSBOM has served as Vice President-Financial Planning since 1995 (such position was made an executive office in June 1998) and a Vice President of Recoton Canada Ltd. since 1994. He was Vice President, Sales and Marketing of the Ambico and Discwasher Divisions from 1992 until 1995. Mr. Kezsbom was Vice President/General Manager of Ambico, Inc. from 1991 until it was acquired by Recoton in 1992.

          RICHARD D. MILLER has served as Vice President-Compliance since 1995. He was Recoton's Compliance Officer from January 1995 until December 1995. Previously, he was a Trade Specialist (April 1992-January 1995) and Import Specialist (January 1989-April 1992) with the U.S. Customs Service.

ITEM 2.  PROPERTIES.

          Recoton considers its facilities to be modern, well maintained and suitable for their present and intended purposes at the current level of operations.

          CORPORATE OPERATIONS AND ACCESSORIES BUSINESS

          Recoton's principal executive office and the principal manufacturing, assembling, packaging, product research and development, warehousing and distribution operations for the accessories business are located in Lake Mary, Florida, a suburb of Orlando. Operations at this facility include molding, hot stamping and packaging. The Lake Mary complex, which is owned by the Company, consists of two buildings totaling approximately 763,000 square feet, including a recent warehouse addition of approximately 318,000 square feet, situated on two nearby parcels totaling approximately 43 acres.

          RAC BUSINESS

          The home audio portion of RAC's business is based in several contiguous leased buildings aggregating approximately 100,000 square feet in Benecia, California, which includes office, sales, marketing, research and development, manufacturing, assembly, warehouse and distribution facilities. Operations conducted at this facility include the assembly of home speakers. The leases run through December 31, 2002, with a five year renewal option, at an aggregate annual rent of approximately $670,000, subject to annual adjustments. The mobile audio portion of RAC's business is based in the Company's Lake Mary, Florida facility.

          VIDEO AND COMPUTER GAME BUSINESS

          The administrative, sales, engineering and R&D operations for STD are located in an approximately 15,800 square foot owned facility in the New Territories of Hong Kong. The Company's rights on the underlying land runs through June 2047; if the land grant is not renewed at that time, both the land and the rights to owned space will revert to the government without any compensation to the Company. The Company also leases two nearby facilities aggregating approximately 9,800 square feet under short term leases with rent aggregating approximately $99,000. The corporate office for InterAct is located in leased facilities in Baltimore, Maryland. The Company does not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

          The manufacturing facility for STD consists of numerous separate contiguous or near-by facilities owned or leased by the Company, aggregating approximately 556,000 square feet, located in Shenzhen, a special economic zone of the Guanzdong Province of China near Hong Kong. The plant includes 26 production lines, plastics injection facilities and metal works. Video games and computer accessories, as well as other Recoton products such as multimedia speaker systems, universal remote controls, television antennas, CD and DVD cleaners, are manufactured at this facility. In 1997, the facility was certified as conforming to the requirements of ISO 9001 by the International Standards Organization. The owned portion consists of five manufacturing floors in an industrial building aggregating approximately 44,000 square feet. The Chinese government has granted the Company the right to use the land on which the owned facility is located until July 2025; if the land grant is not renewed, both the land and the rights to owned space will revert to the government without any compensation to the Company. The leased portion consists of additional manufacturing and warehouse facilities aggregating approximately 385,000 square feet. These leases are generally short term, and aggregate rentals for the leased facilities total approximately $890,000 per year. The Company does not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

          ADDITIONAL FACILITIES

          Recoton and its subsidiaries have additional leased facilities elsewhere in the United States. These include corporate office, sales, marketing, warehouse and/or research & development facilities in or near New York, New York; Richmond, Virginia; Bentonville, Arkansas; Ft. Lauderdale, Florida; Lake Mary, Florida; Clearwater, Florida; Des Plaines, Illinois; Springfield, Missouri; Scottsdale, Arizona; Lake Tahoe, Nevada; Sparks, Nevada; Benecia, California; Santa Clara, California; and San Diego, California. Additional overseas facilities include office, sales, marketing, warehouse and/or distribution facilities in Pickering, Ontario; Bolton, England; London, England; Pulheim, Germany; Bologna, Italy; Milan, Italy; and Tokyo, Japan. If the leases for these facilities could no longer be maintained, alternative replacement facilities could be obtained without any material financial impact on Recoton or the applicable subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is the subject of an investigation being conducted by the United States Customs Service and the United States Attorney's Office in Orlando, Florida. In July 1994, agents of the United States Customs Service, working with the United States Attorney's Office in Orlando, Florida, seized property and business records from the Company's facility pursuant to a search warrant. The investigation has focused on country of origin marking, duty undervaluation, duty-free eligibility under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota, other instances of undervaluation and other miscellaneous matters, during the period 1989 through mid-1995. The Company has held extensive discussions with the U.S. Customs Service and the U.S. Attorney's Office with a view towards reaching a settlement of this matter. The Company expects to soon reach agreements with the U.S. Attorney's Office and the U.S. Customs Service to settle all outstanding criminal and civil matters involved in the investigation. The Company plans to enter guilty pleas to a number of counts involving country of origin mismarking and undervaluation of imports, which will be subject to judicial approval. The Company is presently negotiating the precise terms of written agreements with the government. While the Company is optimistic that this matter will be settled shortly, there can be no assurance that the agreements will be finalized or approved. The Company has recorded a one-time charge of $14.0 million for this global settlement, which, together with related fees and costs of approximately $1.0 million, has been reflected in its financial statements for the fourth quarter of 1998. Neither the U.S. Attorney's Office nor the U.S. Customs Service has been asked to approve the description of this matter.

          Although the Company is from time to time involved in ordinary routine litigation incidental to its business, it is not presently a party to any other legal proceedings which, if determined adverse to the Company would be expected, either individually or in the aggregate, to have a material adverse affect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          The Company's common shares are traded on the Nasdaq Stock Market National Market System under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of such shares as reported on the Nasdaq Stock Market since January 1, 1997:

         QUARTER ENDED                             HIGH                 LOW

         1997
           March 31............................... $17.125             $13.125
           June 30................................. 14.25               11.00
           September 30............................ 16.50               11.50
           December 31............................. 15.375              12.50

         1998
           March 31................................ 27.50               13.125
           June 30................................. 36.25               23.00
           September 30............................ 39.438              16.625
           December 31............................. 24.00               13.50

         1999
           March 31 (through March 23, 1999)....... 21.75               12.00

          On March 23, 1999, the last reported sale price for the Company's common shares on the Nasdaq Stock Market was $14.50 per share. As of March 23, 1999, there were 428 record holders of the common shares.

          DIVIDEND POLICY. The Company has never paid cash dividends on its common shares and does not anticipate paying cash dividends on its common shares in the foreseeable future. The Company's policy has been to retain all available earnings for the development and growth of its business. Pursuant to covenants in certain adjustable rate senior notes issued by Recoton, the Company may not pay dividends in cash or property unless the aggregate of all dividends, plus other restricted payments (as defined) and basket investments (as defined) does not exceed $5 million plus 50% (or minus 100% in the case of a loss) of consolidated net income for the period commencing on January 1, 1997 and ending on and including the last day of the fiscal quarter of the Company most recently ended as of the date such basket investment is made or such dividend or other restricted payment is declared or made; and the Company is not in default under such senior notes. In deciding whether to pay dividends in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and capital expenditure requirements.

          SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered shares by the Company in 1998.

ITEM 6. SELECTED FINANCIAL DATA.

          The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1998 are derived from the consolidated financial statements of Recoton Corporation and its subsidiaries, which financial statements have been audited by Cornick, Garber & Sandler, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended December 31, 1998 appears in this report. Due to the significant acquisition activity of the Company during the periods set forth below, the selected financial data may not be comparable from year to year. SEE FOOTNOTE (1) BELOW. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Acquisitions" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this report.


                                                                                 Year Ended December 31,
                                                          ----------------------------------------------------------------------
                                                            1994             1995            1996           1997          1998
                                                                  (In Thousands, except income per share data)
Statement of Operations Data:(1)
Net sales.........................................         $163,973          $212,677        $331,700       $502,048       $700,408
Cost of sales.....................................         $ 97,317          $129,981        $206,715       $306,725       $429,334
Gross profit......................................         $ 66,656          $ 82,696        $124,985       $195,323       $271,074
Selling, general and
  administrative  expenses........................         $ 49,454          $ 62,747        $109,194       $175,873       $229,452
Provision for expected U.S.
  customs settlement(2) ..........................         $      -          $      -        $      -       $      -       $ 15,000
Operating income..................................         $ 17,202          $ 19,949        $ 15,791       $ 19,450       $ 26,622
Interest expense..................................         $    608          $    793        $  4,946       $ 12,496       $ 17,920
Investment income.................................         $   (479)         $   (569)       $   (271)      $   (534)      $   (464)
Income before income taxes........................         $ 17,073          $ 19,725        $ 11,116       $  7,488       $  9,166
Income tax provision (credit).....................         $  5,269          $  4,672        $  2,736       $ (6,093)      $  4,836
Net income........................................         $ 11,804          $ 15,053        $  8,380       $ 13,581       $  4,330
Income per share(3)...............................         $   1.13          $   1.34        $    .73       $   1.18       $    .36
Weighted average shares (4).......................           10,421            11,255          11,542         11,546         12,179

BALANCE SHEET DATA (END OF PERIOD):
Working capital...................................                           $ 96,402        $158,807       $222,388       $178,295
                                                           $ 83,223
Total assets......................................         $118,764          $185,054        $334,733       $407,262       $486,670
Short-term debt, including current
  portion of long-term debt.......................         $    863          $ 18,307        $ 51,628       $ 14,570       $104,885
Long-term debt....................................         $  5,221          $ 20,511        $101,753       $161,427       $114,186
Shareholders' equity..............................         $ 96,634          $119,397        $128,474       $139,283       $147,995

 ---------------

 (1) Data reflects sales, and any resulting profit and income, resulting from acquisitions from the dates of such acquisitions. The following acquisitions occurred on the dates set forth below: Infrared Research
        Laboratories, Inc.: January 11, 1994; Sound Quest, Inc.: September 16,
        1994; Ampco Industries, Inc.: February 27, 1995; STD Holding Limited:
        August 31, 1995; International Jensen Incorporated: August 28, 1996;
        Heco GmbH: December 20, 1996; Tambalan Limited: February 28, 1997; Capa
        Industries, Inc.: December 18, 1997; and AAMP of Florida, Inc.: November
        19, 1997.

 (2) In the fourth quarter of 1998, the Company recorded $14.0 million for the expected global settlement of a pending customs investigation and related fees and costs of approximately $1.0 million. There can be no assurance that agreements to settle these matters will be finalized or approved. The classification of the accrual on the 1998 consolidated balance sheet is based on the expected periods of payment, subject to approval by the government. See Note O to the Notes to Consolidated
        Financial Statements and Item 3, Legal Proceedings, for further information.

 (3) Represents income per share on a diluted basis. Basic income per share was $1.18, $1.39, $.74, $1.19 and $.37 for 1994, 1995, 1996, 1997 and
        1998 respectively. (4)


 (4) As adjusted to give effect to share distributions effected in the form of stock dividends.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" APPEARING ABOVE AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 APPEARING AT PAGES F-1 THROUGH F-32.

GENERAL

          Recoton Corporation (with its subsidiaries, Recoton or the Company) is a global leader in the development, manufacturing and marketing of video and computer game accessories, home and mobile accessories and other electronic accessories for aftermarket use. Recoton's diverse accessory lines include highly functional accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz (MHz) wireless technology headphones and speakers. The Company's diverse product offerings are sold under various brand names including: AAMP, ADVENT, AMBICO, AMPERSAND, AR/ACOUSTIC RESEARCH, DISCWASHER, HECO, INTERACT, JENSEN, LINEAR RESEARCH, MACAUDIO, MAGNAT, NHT(NOW HEAR THIS), NITRO, PARSEC, PERIPHERAL, PHASE LINEAR, RECOTON, REMBRANDT, ROADGEAR, ROSS, SOLE CONTROL, SOUNDQUEST and STINGER.

          A significant part of Recoton's growth strategy has been to expand through acquisitions. Prior to 1995, Recoton developed, manufactured and marketed a broad range of consumer electronic accessories. In 1995 the Company significantly expanded into the video and computer game accessory business with the acquisition of STD Holdings Limited, a Hong Kong-based company, and the business of its U.S. distribution arm now operating under the name InterAct Accessories, Inc. In August 1996, Recoton acquired the branded products business of International Jensen Incorporated (now known as Recoton Audio Corporation), which allowed the Company to enter the market for loudspeakers and other audio products for home and automotive aftermarket use as well as expand the Company's foothold for growth worldwide.

          The Company classifies its business into three principal segments. Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs have been allocated to each segment on the basis used for internal management decision making purposes.

          Listed below are the Company's three segments:

    o VIDEO AND COMPUTER GAME BUSINESS: This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries (STD), including its manufacturing operations producing video and computer game accessories, and InterAct Accessories, Inc. (InterAct), the Company's distributor of computer and video game accessories in the United States. Products sold under the INTERACT brand name include peripherals and other accessories to enhance the enjoyment of playing video and computer games, including joysticks, controllers, game steering wheels and other accessories as well as computer and multi-media accessories. The profit on products produced by STD for and sold by the Company's other business segments has been allocated to them. In fiscal 1998 approximately 35% of the Company's revenues were from sales of this segment.

     o RECOTON AUDIO CORPORATION BUSINESS: This segment consists of Recoton Audio Corporation and its United States and European subsidiaries
          (RAC), which primarily sell home and mobile audio products. Home audio products are sold domestically under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names and in Europe, under the HECO and MAGNAT brand names. Home audio products include state-of-the-art designed high-fidelity, high-performance stereo and home theater loudspeaker systems. Audio products for the automobile and marine aftermarket, sold under the ADVENT, JENSEN, LINEAR RESEARCH, NITRO, PHASE LINEAR and ROADGEAR brand names in the United States and the MAGNAT and MAC AUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. In fiscal 1998 approximately 33% of the Company's revenues were from sales of this segment.

     o ACCESSORIES BUSINESS: This segment consists of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Ltd., a Hong Kong distributor; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Limited, a Canadian distributor of all Recoton products. Products sold include indoor and outdoor television antennas, storage cases, headphones, remote controls, and other accessories for home and mobile audio, camcorder, cellular and standard telephone, music and video products and 900 MHz and other wireless technology products marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR, SOLE CONTROL, SOUNDQUEST and STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. In fiscal 1998, approximately 32% of the Company's revenues were from sales of this segment.

RESULTS OF OPERATIONS

          The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                            YEAR ENDED DECEMBER  31,
                                                                1994       1995       1996      1997      1998
                                                                ----       ----       ----      ----      ----
Net sales...................................................   100.0%     100.0%     100.0%    100.0%    100.0%
Cost of sales...............................................     59.3       61.1       62.3      61.1      61.3
                                                                ----       ----       ----      ----      ----
Gross profit................................................    40.7       38.9       37.7      38.9      38.7
Selling, general and administrative expenses................    30.2       29.5       32.9      35.0      32.8
Provision for expected U.S. customs settlement..............                                               2.1
                                                                -----     -----       -----     ----      -----
Operating income............................................    10.5        9.4        4.8       3.9       3.8
Interest expense............................................     0.4        0.4        1.5       2.5       2.6
Investment income...........................................    (0.3)      (0.3)        -       (0.1)     (0.1)
                                                                -----      -----       ----    -------    -----
Income before income taxes..................................    10.4        9.3        3.3       1.5       1.3
Income tax provision (credit)...............................     3.2        2.2        0.8      (1.2)      0.7
                                                                -----      -----       -----   ------     ------
Net income..................................................     7.2 %      7.1%       2.5%      2.7%      0.6%
                                                                 ===        ===        ===       ===       ===

          The following table presents certain operating segment information for the indicated years ended December 31 (further described in Note P to the Consolidated Financial Statements):

                                                                         (IN MILLIONS)
                                              Video and Computer              RAC         Accessories
         1998                                   Game Business               Business        Business
                                              ------------------         -------------    ------------
         Net sales...........................       $243.9                    $234.1         $222.4
         Gross profit........................        110.4                      73.9           86.8
         Income (loss) before
          income taxes, unallocated
          expenses and provision for
          expected U.S. customs settlement...         27.4                      (0.9)          14.3


                                               Video and Computer             RAC         Accessories
         1997                                     Game Business             Business        Business
                                               ------------------         ------------    ------------
         Net sales...........................       $126.3                    $182.0         $193.7
         Gross profit........................         64.5                      65.6           65.2
         Income (loss) before
            income taxes(1)..................          --                       --              --

                                              Video and Computer              RAC         Accessories
        1996                                      Game Business            Business(2)      Business
                                              -------------------         -------------   ------------
         Net sales...........................        $79.0                     $64.6         $188.1
         Gross profit........................         34.7                      21.1           69.2
         Income (loss) before
            income taxes(1)..................          --                       --              --

         -------------
         (1) It is not practicable to provide comparable data for 1996 and 1997 because the Company did not maintain records of certain shared costs and expenses in prior years.

         (2) From date of acquisition on August 28, 1996.

          The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which Recoton management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among subsidiaries for decision-making purposes which may be a less precise measure than would be required for standalone financial information of an entity prepared in accordance with generally accepted accounting principles.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

          1998 was the most successful sales year in Recoton's history. Net sales increased from 1997 by $198.4 million, or 39.5%, to $700.4 million. The record sales performance achieved by Recoton in 1998 is primarily the result of expanded retail distribution, innovative new product introductions across the Company's group of brand names, a strong worldwide distribution system and global market share increases for the Company's consumer electronics, video and PC gaming products and mobile accessories and loudspeakers. Net sales for the video and computer game business were $243.9 million in 1998, an increase of 93.1% compared to $126.3 million in 1997. This record sales performance is the result of the Company's continued R&D commitment and aggressive sales and marketing strategy. Net sales for the RAC business were $234.1 million in 1998 compared to $182.0 million in 1997, an increase of 28.6%, due mainly to enhanced offerings and a dynamic sales and marketing program. Net sales in the Company's accessories business increased by $28.6 million, or 14.8%, to $222.4 million. This increase is attributable to both the inclusion of AAMP (acquired in November 1997) and expanded retail distribution of the Company's products.

          Gross profit in 1998 increased $75.8 million to $271.1 million and decreased as a percentage of net sales to 38.7% from 38.9% in 1997. The dollar increase in gross profit was primarily reflective of strong growth in the sales of video game, multimedia and mobile electronic products and the additional sales due to the inclusion of AAMP. The slight decline in the gross profit margin for the year was primarily attributable to sales mix and lower than anticipated sales in home speaker products, resulting in higher factory overhead per unit sold. In 1998, gross profit for the video and computer game business increased $45.9 million to $110.4 million mainly due to the growth in sales of video game and multimedia products, RAC business increased $8.3 million to $73.9 million primarily due to mobile accessories and speaker sales and the accessories business increased $21.6 million to $86.8 million mainly due to the inclusion of AAMP. As a percent of net sales, gross profit for the video game and multimedia products decreased to 45.3% in 1998 from 51.1% in 1997 mainly due to sales mix from the inclusion of PC products sourced by STD from outside manufacturers, which sold at a lower margin than products manufactured by STD, and competitive pricing pressures due to the mature nature of certain products. RAC's gross margin decreased to 31.6% in 1998 compared to 36.0% in 1997 due mainly to lower than anticipated gross profit margin in the domestic home speaker products. Gross margin on the accessories business increased to 39.0% in 1998 compared to 33.7% in 1997 due primarily to the inclusion of AAMP sales for the full year and the transfer of PC product sales to the video and computer game business.

          Selling, general and administrative expenses increased in 1998 by $53.6 million to $229.5 million, and decreased as a percentage of net sales from 35.0% in 1997 to 32.8% in 1998. The dollar increase was attributable to the variable selling expenses relating to the increased sales volume. There were also additional expenses for promotional activities and market development. The percent decrease was attributable to fixed costs being absorbed by the higher sales volume.

          As further described in Note O of the Notes to Consolidated Financial Statements, the Company expects to soon reach agreements with the U.S. Attorney's Office and U.S. Customs Service to settle all outstanding criminal and civil matters involved in a pending customs investigation. The Company plans to enter guilty pleas to a number of counts involving country of origin mismarking and undervaluation of imports, which will be subject to judicial approval. The Company is presently negotiating the precise terms of written agreements with the government. While the Company is optimistic that this matter will be settled shortly, there can be no assurance that the agreements will be finalized or approved. The Company has recorded $14.0 million for this global settlement, which together with related fees and costs of approximately $1.0 million, has been separately reflected in the 1998 consolidated statement of operations. The classification of the accrual on the 1998 consolidated balance sheet is based on the expected periods of payment, subject to approval by the government.

          Interest expense (net of investment income) increased by $5.4 million to $17.9 million in 1998. The increase was attributable to increased borrowings (interest rates were approximately the same) to support the inventory buildup required for anticipated record sales in the fourth quarter.

          Income before income taxes for 1998 was $9.2 million ($24.2 million before the provision for the expected U.S. customs settlement), a 22.4% increase over the $7.5 million reported in 1997. Net income for 1998 was $4.3 million ($19.1 million before the provision for the expected U.S. customs settlement), a 68.1% decrease over the $13.6 million in 1997. The results of operations for 1998 also include a charge of $881,000 related to a loan repayment extension in the fourth quarter. In 1998, income before income taxes, unallocated expenses and the expected U.S. customs settlement was $27.4 million for the video and computer game business, $14.3 million for the accessories business and a loss of $884,000 for the RAC business, which includes a loss before income taxes of the U.S. home audio division of RAC of $8.7 million. The consolidation of the domestic home audio business under the Recoton Home Audio subsidiary (RHA) and the formation of the Recoton Mobile Electronics Division allowed this segment to foster the profitable growth of the car stereo operations, as well as integrate and reposition the home audio business to take advantage of the forthcoming digital age. New management teams have been put in place, lead by talented industry professionals, and investments are being made in RHA.

          In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0% (16.5% in 1997). However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which have been subject to a tax holiday. This tax rate is higher in 1998 than in 1997 because of the expiration of one half of the tax holiday. Recoton's Chinese subsidiary, being a production-oriented Foreign Investment Enterprise located in a Special Economic Zone in China, was granted a five year tax holiday beginning in 1996. This tax holiday allows for full exemption from Chinese corporate tax for the 1996 and 1997 years, and a 50% exemption for the following three years. The Company's 1998 pretax income of $9.2 million is comprised of a combination of foreign earnings and domestic losses. In addition, since no determination has been made as to what portion of the expected settlement with the U.S. Customs Service might be deductible for income tax purposes, no deduction has been made for this item in the computation of income taxes for 1998. This resulted in a net income tax expense of $4.8 million or 52.8% of pretax income in 1998. In 1997, the Company reported an income tax credit of $6.1 on pretax income of $7.5 million, primarily because the tax credits attributable to domestic tax losses were at higher tax rates than the income tax expense attributable to earnings at foreign subsidiaries. Also, in 1997 the Company reported the benefit of a $1.3 million nonrecurring tax credit in Germany relating to the Company's decision to declare dividends from that subsidiary to its U.S. parent.

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments (which adjustments were a positive $2.2 million in 1998 and a negative $5.3 million in 1997) included in the consolidated statements of stockholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the years ended 1998 and 1997, and the related foreign currency translation adjustments recorded by the Company, in addition to the changes in net income, comprehensive income for the year ended December 31, 1998 was $6.5 million as compared to $8.3 million for the year ended December 31, 1997. (See Note A of the Notes to the Consolidated Financial Statements.)

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating operating performance and deciding how to allocate resources. The Company's reportable operating business segments are described in Note P to the Notes to Consolidated Financial Statements

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. The Company elected early adoption of the SOP for 1998 which resulted in the capitalization of software development costs of approximately $405,000. The after tax effect on net income in 1998 was approximately $221,000 or $.02 per diluted share.

          In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes revised standards for computing and presenting earnings per share ("EPS"). In accordance with this standard, all prior period EPS data was restated. There was no material change to EPS for the year ended December 31, 1997 as a result of the adoption of this standard. For the year ended December 31, 1998, basic EPS was $.37/share and diluted EPS was $.36/share based on average shares of 11,656,000 (basic) and 12,179,000 (diluted). In 1997, basic EPS for the year was $1.19/share and diluted EPS was $1.18/share based on average shares of 11,414,000 (basic) and 11,546,000 (diluted).

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

          Net sales in 1997 increased from 1996 by $170.3 million or 51.4%, to $502.0 million. The sales increase was primarily attributable to three factors. The first factor is the inclusion of a full year's sales of the speaker and related product lines of RAC acquired in late August 1996. The second factor is growth in the video game and multi-media product lines. The video and multi-media product lines contributed $126.3 million to gross sales in 1997 as compared to $79.0 million in 1996. The third factor is the acquisitions of Heco Audio Produkte GmbH, a German manufacturer and marketer of home loudspeakers acquired in December 1996, and Tambalan Limited, an English seller of headphones and other consumer products under the name ROSS in the United Kingdom and to other European and Asian markets, acquired in February 1997, and AAMP of America, Inc., a direct marketer of car audio installation products acquired in November 1997. These increases were partially offset by slight declines in sales of certain other accessory product lines. In 1997, net sales for the video and computer game business increased by $47.3 million or 59.9%, to $126.3 million due mainly to the increase in sales of the video and multi-media products, the RAC business increased by $117.4 million to $182.0 million due to the inclusion of a full year's sales of the speaker and related product lines of RAC, acquired in late August 1996. The accessories business increased by $5.7 million or 3.0%, to $193.7 million mainly due to the inclusion of sales from AAMP of America, Inc. acquired in November 1997. These increases were partially offset by slight declines in sales of certain other accessory product lines.

          Gross profit in 1997 increased $70.3 million to $195.3 million and increased as a percentage of net sales to 38.9% from 37.7% in 1996. The dollar increase resulted from increased sales, of which the RAC and video and computer game businesses were the primary contributors. The increase in gross margin percentage was attributable primarily to a higher margin product mix. In 1997, gross margin for the video and computer business increased to 51.1% from 43.9% in 1996 mainly due to a higher margin product mix on video game products. The RAC business increased to 36.0% from 32.7% due primarily to certain cost of goods and purchasing synergies. The accessories business decreased to 33.7% from 36.8% in 1996 due to the inclusion of PC products which sold at lower gross margin; in 1998 such products were sold by the video and computer game business segment.

          Selling, general and administrative expenses increased in 1997 by $66.7 million to $175.9 million, and increased as a percentage of net sales from 32.9% to 35.0% in 1997. The primary portion of the dollar increase was attributable to the inclusion of a full year of the RAC operations, acquired in late August 1996, and the other 1996-1997 acquisitions. The percentage increase was attributable to several factors, including increases in bad debt expense as a result of the bankruptcy of three customers and increases in market development expenses.

          Interest expense increased by $7.5 million to $12.5 million in 1997. This was primarily attributable to the increased debt associated with the RAC acquisition, which was carried for a full year in 1997 as compared to four months in 1996. In addition, the Company incurred debt to finance the growth in sales of the video and computer product lines.

          The Company's income taxes and effective consolidated income tax rate were affected by changes in the proportion of domestic and foreign earnings and losses. While earnings from North America and Western Europe were primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations were taxed at a maximum rate of 16.5%. The actual tax rate from Asian operations was dependent on the proportion of earnings from mainland China. The Company's 1997 pretax income of $7.5 million was comprised of a combination of foreign earnings and domestic losses. This resulted in a net income tax credit of $6.1 million, primarily because the tax credits attributable to domestic tax losses were at higher tax rates than the income tax expense attributable to earnings at foreign subsidiaries. Also in 1997 the Company recorded the benefit of a $1.3 million nonrecurring tax credit in Germany relating to the Company's decision to declare dividends from that subsidiary to its U.S. parent. Under German law, the German corporate income tax rate can be reduced by approximately 15% when income is distributed instead of being transferred to retained earnings. Recoton's decision to declare stock dividends from its German subsidiary triggered Germany's ability to receive a refund of taxes previously paid at the higher corporate tax rate. This compares to 1996 pretax income of $11.1 million and corresponding income tax expense of $2.7 million.

          As restated in accordance with Statement of Financial Accounting Standards No. 128, for 1997 basic EPS was $1.19/share and diluted EPS was $1.18/share as compared with basic EPS of $0.74/share and diluted EPS of $0.73/share for 1996. Outstanding shares in 1997 were 11,414,000 (basic) and 11,546,000 (diluted) as compared to 11,300,000 (basic) and 11,542,000 (diluted)
in 1996.

IMPACT OF INFLATION AND CHANGING PRICES

          The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations in each of the 1996, 1997 and 1998 fiscal years has been negligible.

                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings under credit facilities provided by banks in the United States and abroad and proceeds from the sale of the Company's securities, including the private placement of the Company's notes. At December 31, 1998, the Company had cash and cash equivalents of $21.4 million compared with $17.2 million at December 31, 1997.

          At December 31, 1998, the Company had working capital of approximately $178.3 million as compared to approximately $222.4 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.8 to 1 at December 31, 1998 and 3.3 to 1 at December 31, 1997. The decreases in working capital and the working capital ratio are primarily the result of the classification of the loans under the Company's revolving line of credit, which expires in December 1999, as a current liability at December 31, 1998. At December 31, 1997, these loans were classified as a noncurrent liability as a result of extension in their terms and the elimination of a provision for an annual "clean up." Trade receivables increased $53.4 million to $183.2 million at December 31, 1998 as compared to December 31, 1997 as a result of the increase in the Company's sales volume. Inventories increased from December 31, 1997 levels by $18.9 million to $161.3 million at December 31, 1998. The increase in the inventory levels was substantially attributable to the Company's video and computer game and mobile electronics product lines. Accounts payable and accrued expenses increased $24.4 million to $104.3 million at December 31, 1998. The increase is primarily attributable to increases in inventories and certain accrued performance bonuses payable in March 1999, which bonuses were classified as noncurrent liabilities at December 30, 1997.

          The Company currently has a multibank credit facility (the Credit Facility), entered into in January 1997 and modified several times with the most recent modification occurring on March 12, 1999. As of March 29, 1999 the Company has a $86.5 million revolving credit facility through December 26, 1999, reduced from $101.5 million, which was in effect on December 31, 1998. The outstanding borrowings and letters of credit under the revolving facility were approximately $93.2 million at December 31, 1998 as compared to $65.5 million at December 31, 1997. The Company also has a $15.0 million term loan, repayable in 12 quarterly installments with the last installment due in May 2001 ($12.5 million balance as of December 31, 1998). The Credit Facility was modified in March 1999 to accommodate the expected U.S. customs settlement. The revolving credit loans and term loan bear interest at various rates depending on elections made by the Company. The applicable rates include rates tied to the London Inter Bank Offering Rate (LIBOR) and rates tied to the greater of the prime rate or a federal funds-based rate. As of December 31, 1998 loans tied to the LIBOR rate bore interest at approximately 9.32% to 9.38% per annum and loans tied to the prime rate bore interest at approximately 8.25%. The majority of the Company's borrowings under the revolver and the term loan are at the LIBOR-based rate. There can be no assurance that the revolving credit facility will be extended or replaced at the time of its expiration in December 1999.

          In January 1997, the Company issued $75 million in principal amount of adjustable rate senior notes due January 6, 2007 (the 1997 Notes), which bear interest at 8.75% per annum. The 1997 Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning January 2001. As noted below, the proceeds of the 1997 Notes were utilized to reduce borrowings under a previous version of the Credit Facility. In September 1998, the Company issued an additional $25 million in principal amount of 10-year senior notes due September 1, 2008 (the 1998 Notes), which bear interest at 8.52%, on terms substantially identical to the Senior Notes. The 1998 Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning September 2002.

          In 1999, both note agreements were amended and the interest rates were increased effective January 1, 1999 to 9.75% and 9.52% for the $75 million and $25 million notes, respectively, subject to reduction to 9.25% on the $75 million notes and 9.02% on the $25 million note should the Company receive certain stipulated minimum proceeds from the public sale of either or both of its common shares or subordinated debt indentures.

          In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) and 310,000 common share purchase warrants. The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility. The 1999 Notes are subject to required prepayment from the proceeds received by the Company from the sale of either high yield indebtedness or common shares. Interest is payable quarterly at 11.5% a year to November 4, 1999 increasing to 12.5% per annum on November 4, 1999 and by 0.50% per annum on each of the next five interest payment dates. The common share purchase warrants are exercisable at $18.26 a share and mature on February 4, 2004. The note agreements also provide that if any of the notes are not repaid by May 4, 2001, the Company will issue to the holders of the 1999 Notes additional common share purchase warrants to purchase such number of shares as equals 310,000 multiplied by a fraction, the numerator of which is the then-unpaid principal amount of notes and the denominator of which is $35 million. The pricing of the additional warrants would be based on market values for the Company's common shares at that time.

          At December 31, 1998 and at various times prior to such date, the Company was not in compliance with certain financial covenants under the notes and the Credit Facility. At such times both the note holders and bank lenders either amended the covenants or waived the Company's non-compliance with such covenants. At December 31, 1998, the Company was in compliance with the amended covenants under the notes and the Credit Facility.

          The Company also has outstanding borrowings from one member of the multibank credit lenders aggregating approximately $10.7 million at December 31, 1998, which are due at various times through July 2001. Covenants similar to those applicable to the multibank credit facility apply to these loans. The Company has granted two mortgages on Florida property which it owns to secure repayment of $2.7 million of such indebtedness. Interest rates on such loans range between 6.6% and 8.4%.

          Certain of the Company's foreign subsidiaries have lines of credit aggregating $18.8 million with foreign banks, primarily for import facilities. The banks have security interests to the extent of merchandise purchased under these lines. Borrowings under these lines at December 31, 1998 aggregated approximately $2.3 million. Outstanding letters of credit, which aggregated approximately $11 million at December 31, 1998, reduce the amounts available under the domestic and foreign lines.

          In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding common shares. In 1995, 42,366 shares were purchased for approximately $.7 million; no shares were repurchased pursuant to such authorization in 1996,1997 or 1998. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares from certain officers. In July 1996, the Company purchased 65,000 shares from an officer for approximately $1.2 million. Any future repurchases may be limited by the terms of the Company's loan and note purchase agreements.

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

          In May 1998, the Company completed construction of an approximately 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

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

          The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. The Company's shareholders' equity was increased by a foreign currency translation adjustment of approximately $2.2 million for the year ended December 31, 1998. During the year ended December 31, 1997, the Company's shareholders' equity was reduced by a foreign currency translation adjustment of approximately $5.3 million, of which approximately $3.2 million occurred in the first quarter of 1997. The changes in the exchange rates of the German and Italian currencies, which were the principal causes of the foreign translation adjustment, had no material impact on the Company's results of operations.

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

INTERNAL SYSTEMS

          The Company's Vice President-Information Systems has the responsibility to have the Company's entire computer and computer-dependent systems tested and, if necessary, modified or replaced to ensure Y2K compliance. Based on its analysis to date, including tests run on the Company's backup computer system and analysis of the in-place systems, the Company believes that all of its domestic and substantially all of its foreign internal computer systems (hardware, system software and applications software) and computer-dependent systems, including technology embedded in the Company's machinery and other equipment to the extent that it is date sensitive, are currently Y2K compliant and that the foreign operations which are not currently compliant will, through the replacement or modification of existing hardware and software, be made compliant in a timely manner. This process was completed in the first quarter of 1999. The Company has not retained any outside service provider to conduct independent verification of the Company's compliance status and does not at this time intend to hire any such service provider.

          The Company is currently in the process of contacting its key vendors and service providers, as well as key customers, to ascertain their Y2K compliance to the extent that their problems could affect the Company's internal systems or other aspects of the Company's business. Inquiry letters have been sent to all key United States vendors, service providers and customers and the Company is in the process of sending similar letters to most key foreign vendors, service providers and customers. Returns from such persons are being received. The Company has not yet determined when it will have that process completed. The Company at this time cannot make any prediction as to the degree of compliance by such vendors and service providers or the consequence to the Company of any noncompliance. Any serious Y2K problems which significant vendors and service providers encounter could materially adversely impact the Company. If significant customers (especially those which are ordering from the Company electronically) have Y2K problems, that also could materially adversely impact the Company by seriously impacting the level of their purchases from the Company until such problems are resolved.

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

   IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

          The Company has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. It also sells to additional countries in Europe. For the most recently competed fiscal year, approximately 15% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The adoption of such common currency is being phased in over a three-year period, which started in January 1999. During such phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro-denominated currency will not be issued until 2002. Each member-country will decide when its legacy currency will cease to be legal tender, which will occur during the period January 1 through June 30, 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euro converted to the legacy currency.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          All of the Company's borrowings are denominated in U.S. dollars, its functional currency. A substantial portion (over 90%) of the Company's borrowings bear fixed interest rates. However, borrowings under the revolving credit portion of the Credit Facility are made at rates in effect when the loans are made and remain in effect until they are "rolled-over " (typically 30 to 60 days later), unless the Company has elected to borrow at the prime rate or other floating interest rate under one of several interest rate options available to it when each loan is made. A $15.0 million term loan ($12.5 million balance as of December 31, 1998), which is due in installments through May 2001, bears interest which varies on a quarterly basis with changes in the Company's financial ratios and changes in LIBOR or rates which are tied to the greater of prime or a Federal Funds based rate (as defined).

          The Company and certain of its subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity and total comprehensive income), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at December 31, 1998 (expressed in U.S. dollars at current exchange rates) for foreign currency loans made by the Company and its subsidiaries to other subsidiaries in Germany and Italy is $35.3 million. These loans have no fixed due dates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(1)            INDEX TO FINANCIAL STATEMENTS
                                                                      PAGE

                  Independent Auditors' Report                         F-1

                  Recoton Corporation and Subsidiaries --

                    Consolidated Balance Sheets as
                    at December 31, 1997 and 1998                      F-2

                    Consolidated Statements of Operations for
                    the years ended December 31, 1996, 1997
                    and 1998                                           F-3

                    Consolidated Statements of Shareholders'
                    Equity for the years ended December 31, 1996,
                    1997 and 1998                                    F-4 to F-6

                    Consolidated Statements of Cash Flows for
                    the years ended December 31, 1996, 1997
                    and 1998                                         F-7 to F-8

                    Notes to Financial Statements                    F-9 to F-32

(a)(2)            INDEX TO FINANCIAL STATEMENT SCHEDULE

                    Independent Auditor's Report on
                    Supplemental Schedule                              F-33

                    Recoton Corporation and Subsidiaries --

                           Schedule II   -- Valuation and
                               Qualifying Accounts                     F-34

          Other financial statement schedules have not been filed because the conditions requiring the filing do not exist or the required information is provided in the consolidated financial statements, including the notes thereto.

          The individual financial statements of the Company have been omitted because the requirements for omission have been met.

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
RECOTON CORPORATION

          We have audited the accompanying consolidated balance sheets of RECOTON CORPORATION AND SUBSIDIARIES as at December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                     /S/ CORNICK, GARBER & SANDLER,  LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
FEBRUARY 26, 1999


                      RECOTON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                          ASSETS AS AT DECEMBER 31,
                                                                                           1997              1998
CURRENT ASSETS:                                                                          ---------        ---------
   Cash and cash equivalents                                                             $  17,247         $ 21,385
   Accounts receivable (less allowance for doubtful accounts
      of $3,797,000 in 1997 and $4,940,000 in 1998)                                        129,852          183,230
   Inventories                                                                             142,362          161,294
   Prepaid, refundable and deferred income taxes                                            18,220           12,931
   Prepaid expenses and other current assets                                                 9,484           12,629
                                                                                         ---------        ---------
                  TOTAL CURRENT ASSETS                                                     317,165          391,469

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                                           36,184           40,693
TRADEMARKS AND PATENTS (less accumulated amortization)                                       5,126            4,777
GOODWILL (less accumulated amortization)                                                    38,554           37,233
DEFERRED INCOME TAXES                                                                        6,724            8,070
OTHER ASSETS                                                                                 3,509            4,428
                                                                                         ---------        ---------
                  T O T A L                                                               $407,262         $486,670
                                                                                         =========         ========
                             LIABILITIES

CURRENT LIABILITIES:
   Bank loans and drafts payable                                                          $  5,000         $ 95,526
   Current portion of long-term debt                                                         9,570            9,359
   Accounts payable                                                                         53,231           63,848
   Accrued expenses                                                                         26,588           40,418
   Income taxes payable                                                                        388            4,023
                                                                                          --------         --------

                  TOTAL CURRENT LIABILITIES                                                 94,777          213,174

LONG-TERM DEBT (less current portion above)                                                161,427          114,186
OTHER NONCURRENT LIABILITIES                                                                11,775           11,315
                                                                                           -------         ---------
                  TOTAL LIABILITIES                                                        267,979          338,675
                                                                                          --------         ---------
COMMITMENTS AND CONTINGENCIES (Notes B, N and 0)

                                     SHAREHOLDERS' EQUITY

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                             --               --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 12,797,601 shares in
   1997 and 12,933,704 shares in 1998                                                        2,560            2,587
ADDITIONAL PAID-IN CAPITAL                                                                  78,376           80,867
RETAINED EARNINGS                                                                           70,758           75,088
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                      (6,295)          (4,090)
                                                                                          --------         ---------
                  TOTAL                                                                    145,399          154,452

TREASURY SHARES - 1,225,167 shares in 1997 and
   1,235,367 shares in 1998, at cost                                                        (6,116)          (6,457)
                                                                                           -------          --------
                  TOTAL SHAREHOLDERS' EQUITY                                               139,283          147,995
                                                                                          --------        ---------
                  T O T A L                                                               $407,262         $486,670
                                                                                          ========         ========

            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          1996             1997            1998
                                                                       -----------     -----------        ---------
NET SALES                                                                 $331,700        $502,048         $700,408

COST OF SALES                                                              206,715         306,725          429,334
                                                                       -----------     -----------      -----------

GROSS PROFIT                                                               124,985         195,323          271,074
                                                                       -----------     -----------      -----------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                109,194         175,873          229,452
INTEREST EXPENSE                                                             4,946          12,496           17,920
INVESTMENT INCOME                                                             (271)           (534)            (464)
PROVISION FOR EXPECTED U.S. CUSTOMS
    SETTLEMENT (Note O)                                                                                      15,000
                                                                       -----------     -----------      -----------
         T O T A L                                                         113,869         187,835          261,908
                                                                       -----------     -----------      -----------

INCOME BEFORE INCOME TAXES                                                  11,116           7,488            9,166
INCOME TAX PROVISION (CREDIT)                                                2,736          (6,093)           4,836
                                                                       -----------     -----------      -----------

NET INCOME                                                                $  8,380        $ 13,581          $ 4,330
                                                                       ===========      ===========      ==========
INCOME PER SHARE:
   BASIC                                                                      $.74          $1.19              $.37
                                                                              ====          =====              ====
   DILUTED                                                                    $.73          $1.18              $.36
                                                                              ====          =====              ====

NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
   BASIC                                                                    11,300         11,414            11,656
                                                                            ======         ======            ======
   DILUTED                                                                  11,542         11,546            12,179
                                                                            ======          ======           ======


            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                ACCUMULATED
                                                                                  OTHER
                                       COMMON STOCK       ADDITIONAL              COMPRE-     TREASURY STOCK             TOTAL
                                  ---------------------    PAID-IN     RETAINED   HENSIVE   -------------------       SHAREHOLDERS'
                                     SHARES     AMOUNT     CAPITAL     EARNINGS   INCOME     SHARES     AMOUNT           EQUITY
                                  ----------   --------    --------    --------   --------  ---------  --------         ----------
BALANCE - JANUARY 1, 1996         12,296,160   $  2,459    $72,926     $48,797    $ (300)   1,132,770  $(4,485)          $119,397
                                                                                                                         --------
COMPREHENSIVE INCOME:
    Net income                                                           8,380                                              8,380
    Foreign currency translation
      adjustments (net of income
      taxes)                                                                        (721)                                    (721)
                                                                                                                        ----------

TOTAL COMPREHENSIVE INCOME                                                                                                  7,659
                                                                                                                         ---------
EXERCISE OF STOCK OPTIONS            301,822         61      2,987                             27,297     (476)             2,572
REPURCHASES OF STOCK                                                                           65,000   (1,154)            (1,154)
                                --------------  ---------  ---------- ----------- --------- ---------- ----------      ----------

BALANCE - DECEMBER 31, 1996       12,597,982      2,520     75,913      57,177    (1,021)   1,225,067   (6,115)           128,474
                                --------------  ---------  ---------- ----------- -------   ---------- ----------      ----------

COMPREHENSIVE INCOME:
    Net income                                              13,581                                                         13,581
    Foreign currency translation
      adjustments (net of income
      taxes)                                                                      (5,274)                                  (5,274)
                                                                                                                          ----------

TOTAL COMPREHENSIVE INCOME                                                                                                  8,307
                                                                                                                          ----------
EXERCISE OF STOCK OPTIONS             24,602          5        126                                                            131
REPURCHASES OF STOCK                                                                              100       (1)                (1)
STOCK ISSUED AS PAYMENT OF BONUS       5,311          1         80                                                             81
STOCK ISSUED FOR ACQUISITION
   OF AAMP OF FLORIDA, INC.          169,706         34      2,257                                                          2,291
                                   -----------    -------   --------  ----------- -------  -----------  ---------        ----------
BALANCE - DECEMBER 31, 1997       12,797,601      2,560     78,376      70,758    (6,295)   1,225,167   (6,116)           139,283
                                  -----------     -------   -------   ----------- -------  -----------  ---------        ----------
                                                                                                                           --------
COMPREHENSIVE INCOME:
  Net income                                                 4,330                                                          4,330
  Foreign currency translation
    adjustments (net of income
    taxes)                                                                         2,205                                    2,205
                                                                                                                           --------
TOTAL COMPREHENSIVE INCOME                                                                                                  6,535
                                                                                                                           ---------
EXERCISE OF STOCK OPTIONS            136,103         27      2,312                              6,000     (213)             2,126
REPURCHASES OF STOCK                                                                            4,200     (128)              (128)
ISSUANCE OF STOCK OPTIONS AT LESS
   THAN FAIR MARKET VALUE                                      179                                                            179
                                 ------------  ----------- ---------  ---------  --------   ---------  ---------         ----------
BALANCE - DECEMBER 31, 1998       12,933,704     $2,587    $80,867     $75,088   $(4,090)   1,235,367  $(6,457)          $147,995
                                 ============  =========== =========  ========== ========   =========  =========         ==========

             The notes to financial statements are made part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
INCREASE (DECREASE) IN CASH AND                                               1996           1997          1998
  CASH EQUIVALENTS                                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    8,380      $  13,581      $   4,330
                                                                           ----------      ---------      ---------
   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                              5,194          7,953          9,122
      Amortization of intangibles                                               3,045          3,002          3,141
      Provision for losses on accounts receivable                               1,259          4,932          2,743
      Deferred income taxes                                                      (312)        (2,578)           833
      Expense applicable to stock options granted at
         prices less than fair market value                                                                      55
      Change in asset and liability accounts (net
      of effects of acquisitions):
         Accounts receivable                                                  (12,210)       (34,339)       (54,446)
         Inventory                                                             (6,039)       (33,812)       (18,015)
         Prepaid and refundable income taxes                                   (1,242)        (6,061)         3,595
         Prepaid expenses and other current assets                              3,305           (588)        (2,862)
         Other assets                                                            (347)          (625)        (1,296)
         Accounts payable and accrued expenses                                    586         28,890         14,369
         Income taxes payable                                                  (2,124)          (911)         2,012
         Other noncurrent liabilities                                           1,751          7,987          9,038
                                                                          -----------    -----------      ---------
               TOTAL ADJUSTMENTS                                               (7,134)       (26,150)       (31,711)
                                                                          -----------     ----------       --------
               NET CASH PROVIDED BY (USED FOR)
                  OPERATING ACTIVITIES                                          1,246        (12,569)       (27,381)
                                                                          -----------     ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions of businesses (net of
      cash acquired of approximately $3,014,000 in
      1996 and $932,000 in 1997)                                              (55,909)          (755)
   Expenditures for trademarks, patents and
      intellectual property                                                      (195)          (216)          (196)
   Expenditures for property and equipment                                     (7,383)       (12,937)       (13,566)
                                                                          -----------      ---------       --------

               NET CASH USED FOR INVESTING ACTIVITIES                         (63,487)       (13,908)       (13,762)
                                                                           ----------      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under credit
      agreements and other bank debt                                         $(10,368)     $  29,639       $ 27,526
   Net proceeds from (repayments of) bridge loans                             129,364        (75,000)
   Net proceeds from sale of senior notes                                                     75,000         25,000
   Repayment of bank loans assumed upon
      acquisitions of businesses                                              (36,173)        (7,336)
   Repayment of long-term bank borrowings                                      (5,206)        (7,456)        (9,438)
   Proceeds from exercise of stock options                                      1,387             39          1,639
   Purchases of treasury stock                                                 (1,154)            (1)          (128)
   Income tax benefit applicable to exercise
      of stock options                                                          1,185             92            487
                                                                            ---------      ---------        -------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                           79,035         14,977         45,086
                                                                            ---------      ---------        -------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH OF FOREIGN SUBSIDIARIES                                                (57)          (383)           195
                                                                            ---------      ---------        -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           16,737        (11,883)         4,138

CASH AND CASH EQUIVALENTS - JANUARY 1                                          12,393         29,130         17,247
                                                                            ---------      ---------        -------
CASH AND CASH EQUIVALENTS -
    DECEMBER 31                                                             $  29,130       $ 17,247       $ 21,385
                                                                            =========       ========       ========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                            $   4,451       $ 10,913       $ 17,995
                                                                            =========       ========       ========

   Net income taxes paid (refunded)                                         $   5,686       $  1,513       $ (2,512)
                                                                            =========      =========       ========

            The notes to financial statements are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

          TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS:

          The assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year end rates of exchange. Operating accounts are translated at average rates of exchange during the year. Gains and losses on translation are reflected as a separate component (accumulated other comprehensive income) of stockholders' equity on the consolidated balance sheet. Also included in accumulated other comprehensive income are the effects of exchange rate changes on certain intercompany balances with foreign subsidiaries which are not intended to be settled on a current basis.

          CASH AND CASH EQUIVALENTS:

          Cash equivalents on the balance sheet and statement of cash flows are comprised of certificates of deposit with a maturity of three months or less. Due to the nature and size of the Company and the volume of its transactions, it maintains certain domestic cash accounts in excess of FDIC insured limits and cash accounts in foreign banks which are not insured by the FDIC.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          In management's opinion, the carrying value at December 31, 1998 and December 31, 1997 of the Company's financial instruments approximates their fair values because they either have short maturities, bear variable interest rates or for the majority of long- term debt, there has been no significant changes in the market rates for such debt since it was incurred.

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

             A reconciliation of the number of shares used in computing the per share amounts is as follows:

                                                      (IN THOUSANDS)
                                                 YEAR ENDED DECEMBER 31,
                                              ------------------------------
                                              1996         1997        1998
                                             ------       ------      ------
           Weighted average common shares
              outstanding                    11,300       11,414      11,656
           Dilutive effect of stock options     242          132         523
                                             ------       ------     -------

           Adjusted common shares used for
              dilutive computation           11,542       11,546      12,179
                                             ======       ======      ======

          The above excludes outstanding options to purchase approximately 406,000 shares in 1996, 565,000 shares in 1997 and 8,000 shares in
          1998 because these options are considered anti-dilutive based on the relationship of their exercise price to the average market prices of the Company's common shares.

          COMPREHENSIVE INCOME:

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and has elected to report the components of comprehensive income and total comprehensive income in the consolidated statements of shareholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments included in the consolidated statements of shareholders' equity.

          The (charges) credits to comprehensive income for foreign currency translation adjustments and the related tax effects are as follows:

                                                      (IN THOUSANDS)
                                                 YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                               1996         1997        1998
          Foreign currency translation         -----       -----      ------
           adjustments                        $(807)     $(5,692)     $2,081
          Income tax effect                      86          418         124
                                              ------     --------     ------

          Other comprehensive income (loss)   $(721)     $(5,274)     $2,205
                                              ======     =======      ======

          OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. The Company elected early adoption of the SOP for 1998 which resulted in the capitalization of software development costs of approximately $405,000. The after tax effect on net income in 1998 was approximately $221,000 or $.02 per dilutive share.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating operating performance and deciding how to allocate resources. The Company's reportable operating business segments are described in Note P.

NOTE B -  ACQUISITIONS:

          The results of operations of the following acquisitions of businesses during the three years ended December 31, 1998 are included in the attached consolidated statements of operations from their respective dates of acquisition.

          On August 28, 1996, the Company acquired for cash, in a purchase transaction, all of the outstanding stock of International Jensen Incorporated ("Jensen"). The total purchase price, including closing costs and estimated income tax liabilities and relocation, severance and other costs to eliminate duplicate facilities and consolidate certain of Jensen's operations into the Company's Lake Mary, Florida facilities, was approximately $61.6 million of which approximately $60.2 million was recorded in 1996 and $1.4 million was recorded in 1997. The $17.8 million excess of the total cost of the Jensen purchase over the fair market value of the net identifiable assets acquired has been recorded as goodwill, which is being amortized to operations over 30 years.

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

          In November 1997, the Company acquired, in a purchase transaction, the outstanding stock of AAMP of Florida, Inc.("AAMP"), a manufacturer and marketer of automotive audio accessories. The purchase price was approximately $2.4 million, which included the issuance of 169,706 shares of the Company's common shares, with a market value of approximately $2.3 million. Goodwill of approximately $4.1 million, comprised of the purchase price and the excess of liabilities assumed over the fair value of assets acquired, is being amortized to operations over 15 years.

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

          The operations of Heco, Tambalan and CAPA prior to acquisition were immaterial in relation to those of the Company. If the AAMP acquisition had occurred on January 1, 1997, the Company's consolidated 1997 pro forma net sales and net earnings would have been approximately $518,000,000 and $15,070,000 and its pro forma earnings per diluted share should have been $1.31.

NOTE C -  INVENTORIES:

          Inventories are summarized as follows:
                                                            (IN THOUSANDS)
                                                               DECEMBER 31,
                                                          ---------------------
                                                           1997          1998
                                                          ------        -------
          Raw materials and work-in-process             $ 38,188       $ 34,176
          Finished goods                                  93,602        117,606
          Merchandise in-transit                          10,572          9,512
                                                        --------       --------

                        T O T A L                       $142,362       $161,294
                                                        ========       ========

NOTE D -  PROPERTY AND EQUIPMENT:

          Property and equipment are summarized as follows:

                                             (IN THOUSANDS)         ESTIMATED
                                              DECEMBER 31          USEFUL LIFE
                                          1997          1998          (YEARS)
                                        ------         -----       -----------

          Land                         $ 3,144       $ 3,144
          Buildings, leaseholds
            and improvements *          18,952        21,017          15 - 40
          Machinery and equipment        8,648        13,683           3 - 10
          Furniture, fixtures and
            office equipment            10,790        16,597           2 - 7
          Tools and dies                13,428        18,636           2 - 5
                                      --------       -------

                   TOTALS               54,962        73,077

          Less accumulated depreciation
             and amortization           18,778        32,384
                                       -------      --------

                   BALANCE            $ 36,184      $ 40,693
                                      ========      ========

          *Includes interest costs capitalized of approximately $118,000 during 1997 and $147,000 during 1998.

NOTE E - BANK LOANS AND DRAFTS PAYABLE:

          In 1996, the Company entered into a multi-bank, $135 million bridge loan facility. On January 6, 1997, the Company sold to institutional investors in a private placement $75 million of ten-year senior notes, the proceeds of which were used to reduce the bridge loan facility, which was then converted to a $50 million revolving credit facility and a four-year $15 million term loan. The $15 million term loan was used to refinance at lower rates certain debt assumed in the Jensen acquisition. Interest on borrowings under the revolving credit facility is payable at rates negotiated with banks at the time borrowings are made. Additionally, the banks require the maintenance of various financial ratios (see Note F (3)).

          In September 1997, the credit agreement was amended and the credit facility was increased to approximately $71.5 million to January 30, 1998 at which time it was replaced by a $5 million four year term loan and a revolving credit facility of approximately $66.5 million expiring in December 1999. The balance sheet at December 31, 1997 gave effect to this transaction and, accordingly, the $5 million term loan and the $63 million of outstanding borrowings under the revolving credit facility were classified as long-term debt (see Note F).

          In June 1998, the credit agreement was further modified to provide a revolving loan facility of $101.5 million through November 1998 at which time the line was to be reduced to $86.5 million through December 1999. In addition, two existing term loans, which were payable through January 2001 and January 2002, were converted into a single three year $15 million term loan (see Note F). On November 30, 1998, the loan agreement was again amended to extend the $15 million pay down of the revolving credit facility to January 22, 1999, which payment was made before the due date. As a result of this amendment, the Company paid approximately $881,000 in fees to the bank, which were charged to operations in 1998.

          The revolving credit loans and the term loan bear interest at rates which vary depending on elections made by the Company. The Company may elect rates which are tied to LIBOR or rates which are tied to the greater of prime or a federal funds based rate (as defined). Additionally, the rates may change based on certain of the companies financial ratios. The weighted average interest rate on the $93.2 million outstanding borrowings under the credit agreement at December 31, 1998 was approximately 9.3%.

          Certain of the Company's foreign subsidiaries have lines-of-credit with banks aggregating approximately $18.8 million for short-term borrowings, primarily for import facilities. The banks have security interests to the extent of merchandise purchased under these lines. Borrowings under these lines at December 31, 1998 aggregated approximately $2.3 million.

          Outstanding letters of credit, which aggregated approximately $11 million at December 31, 1998, reduce the amounts available under the domestic and foreign lines.

NOTE F -  LONG-TERM DEBT:

          Long-term debt included in the consolidated balance sheets is summarized as follows:

                                                           (IN THOUSANDS)
                                                          AS AT DECEMBER 31,
                                                       -----------------------
                                                        1997            1998
                                                        ----            ----
           Senior ten-year notes payable (1)         $ 75,000       $100,000

           Notes and loans payable - banks (2)(3):
            Bank credit facility loans (see Note E)    63,000
            Due in quarterly installments of
             $649,150 through December 2000,
             plus interest at 7.80% a year              7,790          5,193
            Due in monthly installments of
             $116,670 through December 2000,
             plus interest at 6.60% a year              4,200          2,800
            Due in quarterly installments of
             $1,250,000 through May 2001, plus
             interest at variable rates
             (8.97% at December 31, 1998)
             (see Note E)                              17,188         12,500

           Mortgages collateralized by certain land
             and building in Lake Mary, Florida
             payable in monthly installments of
             $36,368 to June 2001 with a final
             installment aggregating approximately
             $2 million due in July 2001. The
             payments include interest
             at 7.99% to 8.40% a year                 $ 2,868       $  2,659

                 Other debt                               951            393
                                                     --------       --------
                 Total long-term debt                 170,997        123,545
                 Less current portion                   9,570          9,359
                                                     --------       --------

      Noncurrent portion                           $  161,427      $ 114,186
                                                   ==========      =========

     (1) Senior notes with a principal balance of $75 million are payable in equal annual principal installments of $10,714,286 beginning in January 2001. Interest on these notes was payable quarterly at 8.75% through December 31, 1998. In September 1998, the Company sold an additional $25 million of adjustable rate senior notes to an institutional investor. These notes are payable in seven equal annual principal installment of $3,571,429 beginning in September 2002. Interest was payable quarterly at 8.52% a year through December 31, 1998.

          In 1999, both note agreements were amended and the interest rates were increased effective January 1, 1999 to 9.75% and 9.52% for the $75 million and $25 million loans, respectively, subject to a 50 basis point reduction should the Company receive certain stipulated minimum proceeds from the public sale of either or both of its common shares and subordinated debt securities.

          The note agreements provide for, among other things, the maintenance of various specified financial ratios and minimum tangible net worth requirements (as defined), contain limitations and restrictions on additional borrowings, the payment of dividends, repurchases of the Company's common stock, engaging in business not directly related to the consumer electronics industry, investments, mergers and sales of the Company's assets, other than in the ordinary course of business (as defined). The agreements also provide, under certain circumstances, for the acceleration of the payment of all or a portion of the notes in the event of a sale of the Company's assets (as defined) or in the event the Company should request a waiver of the restrictions on mergers or consolidations with other entities.

     (2) The bank loan agreements contain covenants and restrictions similar to the senior notes payable.

     (3) At December 31, 1997 and 1998, the Company was not in compliance with certain financial covenants under the note and bank loan agreements. However, both the senior loan holders and the bank lenders have modified these covenants to place the Company in compliance with them.

          The noncurrent portion of long-term debt outstanding at December 31, 1998 is payable as follows:

                YEAR ENDING DECEMBER 31:                (IN THOUSANDS)
                   2000                                     $  9,383
                   2001                                       15,517
                   2002                                       14,286
                   2003                                       14,286
                Subsequent to December 31, 2003               60,714
                                                            --------
                 T O T A L                                  $114,186
                                                            ========

          In February 1999, the Company sold to institutional investors for $35 million, $35 million face amount of senior subordinated notes and 310,000 common stock purchase warrants. The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility (see Note E). The notes are payable in February 2004 but are subject to required prepayment from the proceeds received by the Company from the sale of either equity interests or subordinated indebtedness. Interest is payable quarterly at 11.5% a year to November 4, 1999 increasing to 12.5% a year on November 4, 1999 and by .5% a year on each of the next five interest payment dates.

          The common share purchase warrants, which are exercisable at $18.26 a share to February 4, 2004, have been valued at approximately $2,490,000. The note agreements also provide that if any of the notes are outstanding on May 4, 2001 the Company will issue to the purchasers additional warrants in the proportion that the principal amount of notes outstanding bears to $35 million. The pricing of the additional warrants would be based on market values for the Company's common shares at that time.

NOTE G -  SHAREHOLDERS' EQUITY:

          The Recoton Corporation Stock Bonus Plan provides for the issuance to officers and key employees an aggregate of up to 300,000 shares of stock held in treasury, of which 261,396 shares are available for future grants at December 31, 1998. Such plan is administered by a committee of the Board of Directors. Awards under the plan are charged to operations based on the fair market value of the shares at the date of issuance.

          In 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 of its outstanding common shares. Through December 31, 1998 the Company has repurchased 48,352 shares. Future repurchases of shares may be limited under the terms of the Company's loan agreements (see Note F).

          The Company's shareholders' rights plan becomes operative in certain events involving the acquisition of 20% or more of the Company's common shares or the commencement of a tender or exchange offer by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board at a redemption price of $0.01 per right, entitles its holder to purchase for $100 an amount of common shares of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. The Company has reserved 250,000 Series A Junior Participating Preferred Shares in connection with the rights plan.

          In connection with the exercise of incentive stock options, in 1996, 161,368 common shares were issued in exchange for 27,297 previously issued common shares with a market value of approximately $475,000 and in 1998, 15,500 common shares were issued in exchange for 6,000 previously issued common shares with a market value of approximately $213,000, plus cash of approximately $15,000. Other transactions with respect to stock options are described in Note H.

          In 1996, the Company purchased from an officer 65,000 previously issued common shares for approximately $1,154,000, representing the fair market value of the shares on the date of the purchase.

          In 1997, the Company issued 5,311 common shares with a market value of approximately $81,000 to an employee as payment for a bonus which was earned and charged to operations in 1996.

          In 1997, the Company issued 169,706 common shares in connection with the purchase of AAMP of Florida, Inc. (see Note B).

          In 1998, the amount of authorized common shares was increased to 40 million shares.

NOTE H -  STOCK OPTIONS:

          At December 31, 1998, the Company has four stock option plans.

          Options are outstanding to purchase 11,200 shares under the Company's 1982 Incentive Stock Option Plan, 21,334 shares under the Nonqualified Plan and 1,726,284 shares under the 1991 Stock Option Plan. No additional options are available for grant under these plans.

          The Company's 1998 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 common shares, such options may be either incentive stock options (as defined in the Internal Revenue
          Code) or nonqualified options. At December 31, 1998, options to purchase 1,460,000 shares are available for future grants under this plan.

          An employment agreement with Mr. Robert Borchardt, the Company's President, Chairman of the Board and Chief Executive Officer, provides for the granting of nonqualified options each year for the duration of the agreement, based on a formula related to annual increases in consolidated net income, as defined. Pursuant to the agreement, options to purchase 79,741 shares were granted in 1996 applicable to the Company's 1995 operations and options to purchase 130,975 shares were granted in 1998 applicable to the Company's 1997 operations. No options are to be granted in connection with the Company's 1998 operations.

          Also, at December 31, 1998 there are non-plan nonqualified options outstanding to purchase an aggregate of 35,750 shares of common stock, of which options to purchase 7,500 shares at $20.67 a share were granted to a director of the Company. The non-plan options also include options to purchase 17,500 common shares granted at a price of $13.50 a share to certain non-U.S. employees in 1998. The $55,000 difference between the aggregate option price and the fair market value of the Company's shares at the date of issuance of the options has been charged to operations and credited to additional paid-in capital. Additionally, in 1998 the Company issued to a consulting firm a non-plan option to purchase 10,000 common shares for $25.50 a share. The $124,000 fair value of the options at the date of grant has been credited to additional paid-in capital in 1998 and is being amortized to operations over the term of the consulting agreement which expires in January 2001.

          The length, vesting schedule, option price and other terms of the options are determined at the time each option is granted, although the term of plan options cannot exceed 10 years and incentive stock option prices may not be less than the fair market value of the stock on date of grant. Since all outstanding plan options to officers and employees were granted for at least the fair market value of the Company's shares at the dates of grant and are considered fixed plan options, no charge has been made to operations for these options. No income tax benefit is received by the Company upon the granting or exercise of incentive stock options but it may receive income tax benefits from nonqualified stock options when they are exercised and from certain incentive stock options if the shares are resold within one year of exercise. Such income tax benefits are credited to additional paid-in capital when realized.

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

                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                               1996       1997         1998
                                               ----       ----         ----
                                                (In thousands, except per
                                                    share information)
          Net income:
             As reported                    $ 8,380      $13,581      $4,330
             Pro forma                        5,539       12,016       1,245
          Income per share:
             Basic:
              As reported                      $.74        $1.19        $.37
              Pro forma                         .49         1.05         .11
             As diluted:
              As reported                      $.73        $1.18        $.36
              Pro forma                         .48         1.04         .10

          The fair values of the Company's stock options used to compute the pro forma net income and income per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model based on the following assumptions:

                                              1996       1997           1998
                                             -----      ------         ------

           Expected volatility                46.3%      46.9%         47.2%
           Average risk-free interest rate     6.0%       6.5%          5.6%
           Average expected holding period,
              in years                           9          7             7

          A summary of the status of the Company's outstanding stock options as of December 31, 1996, 1997 and 1998 and changes during the years then ended is presented below:

                                                                     YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                                       1996                    1997                      1998
                                            ----------------------     ----------------------   ---------------------
                                                         Weighted                  Weighted                   Weighted
                                                         Average                   Average                    Average
                                                         Exercise                  Exercise                   Exercise
                                             Shares       Price       Shares        Price       Shares          Price
      STOCK OPTIONS                          (000'S)    Per Share     (000'S)      Per Share    (000'S)       Per Share
                                             --------   ---------     --------     ----------    -------     ----------
      Outstanding at beginning
        of year                               1,315      $ 12.23       1,269       $ 14.62       1,346         $ 13.26
      Granted                                   285        17.05         424*        13.55         662           15.92
      Exercised                                (302)        6.17         (25)         1.60        (136)          13.61
      Forfeited/expired                         (29)       18.03        (322)        19.91         (37)          19.75
                                               -----      -------       -----       -------     -------         -------

      Outstanding at end of year              1,269      $ 14.62       1,346       $ 13.26       1,835         $ 14.06
                                              =====      =======       =====       ========       =====         ========

      Exercisable at year end                   848      $ 13.88         929       $ 12.84       1,075         $ 13.25
                                              =====      =======       =====       =======       =====         =======

      Weighted-average fair
        value of options granted
        during the year                                  $ 10.88                   $  7.56                     $  8.95
                                                         =======                   =======                     ========

          *Excludes options for 130,975 shares at $14.06 a share earned in 1997 but issued in 1998 pursuant to the terms of the executive employment agreement with the Company's President, Chairman of the Board and Chief Executive Officer.

          The following table summarizes information about stock options outstanding at December 31, 1998:

                                                    Options Outstanding          Options Exercisable
                                                  ------------------------      ---------------------
                                                  Weighted        Weighted                 Weighted
                                                   Average        Average                  Average
                                                  Remaining       Exercise                 Exercise
                    Range of          Shares      Contractual       Price       Shares       Price
                 Exercise Prices      (000'S)        Life         Per Share     (000'S)   Per Share
                 ---------------      --------    -----------     ----------    --------  ----------

              $  1.13 to $  3.33         190       2.6 years        $  2.96       190       $  2.96
                12.25 to   16.75       1,406       7.4 years          14.35       775         14.83
                18.07 to   21.00         239       8.1 years          21.17       110         19.83
                                       -----                                    -----
                        Totals         1,835                                    1,075
                                       =====                                    =====

NOTE I -  CONCENTRATIONS:

          In 1997 and 1998, sales to one customer represented approximately 11% and 17%, respectively, of consolidated net sales. Sales to this customer were made by each of the Company's reportable business segments (see Note P). No single customer accounted for sales in excess of 10% of consolidated net sales in 1996. Revenue from export sales from the United States was less than 10% of consolidated net sales in each of the three years ended December 31, 1998. The Company currently sources certain products from single suppliers. However, to lessen the risks of off-shore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources.

NOTE J -  RESEARCH AND DEVELOPMENT:

          Research and development costs for new products aggregated approximately $2,897,000 in 1996, $4,245,000 in 1997 and $6,034,000 in
          1998.

NOTE K -  ADVERTISING COSTS:

          Advertising costs aggregated approximately $2,768,000 in 1996, $5,141,000 in 1997 and $5,847,000 in 1998.

NOTE L -  INCOME TAXES:

          Income taxes on the statements of operations are comprised of the following:

                                                         (IN THOUSANDS)
                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1996       1997         1998
          Currently payable (refundable):          ----       ----         ----
              Federal                          $  467     $ (4,163)    $  273
              State and local                     (28)         162        (61)
              Foreign                            2,609         486      3,791
                                                -------    ---------    -------

                  Totals                         3,048       (3,515)     4,003

          Deferred                                (312)      (2,578)       833
                                                -------     --------     ------

                  NET PROVISION (CREDIT)       $ 2,736     $ (6,093)    $4,836
                                               =======     ========     ======
          Pretax income (loss) was derived from foreign and domestic sources as follows:

                                                          (IN THOUSANDS)
                                                       YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                   1996       1997       1998
                                                   ----       ----       ----
                Foreign                          $14,598    $ 29,313    $34,344
                Domestic                          (3,482)    (21,825)   (25,178)
                                                 --------    --------   --------

                          TOTALS                 $11,116    $  7,488    $ 9,166
                                                 ========   =========   ========

          The following table reconciles statutory U.S. federal income taxes on the Company's income before income taxes to the Company's actual income tax provision (credit):

                                                          (DOLLAR AMOUNTS IN THOUSANDS)
                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                               1996                 1997                     1998
                                          ----------------     -----------------       -------------------
                                           RATE     AMOUNT      RATE      AMOUNT         RATE      AMOUNT

  Statutory U.S. federal income
     taxes                                 34.0%   $ 3,779      34.0%    $ 2,546        34.0%     $  3,116
  Effect of:
     State and local income
        tax provision (credit)
        (net of federal effect)             (.9)      (105)     (6.4)       (480)        2.1           187
  Difference between U.S.
     and foreign income tax
     rates on earnings of
     foreign subsidiaries                  (9.6)    (1,080)   (101.2)     (7,591)      (59.6)       (5,463)
  Provision for expected U.S.
     Customs settlement                                                                 53.3         4,889
   Valuation reserves on
     deferred tax assets                                                                15.5         1,419
   German tax benefit
     relating to dividend
     distribution deduction                                    (17.4)     (1,300)
   Other items (net)                        1.1        142      10.0         732         7.5           688
                                           -----     ------   --------    --------      -----      --------
 Actual income tax
   provision (credit)                      24.6%    $2,736     (81.0)%   $(6,093)       52.8%      $ 4,836
                                           =====    ======    ========   ========       =====      ========

          The earnings from the Company's Asian operations are taxed at a current maximum tax rate of 16% (16.5% in 1997 and 1996). Effective January 1996, a subsidiary of the Company commenced manufacturing operations in mainland China and was granted a five year "tax holiday," comprised of a full exemption from income taxes for the first two years and a 50% reduction from the statutory 15% tax rate for the next three years. During the first three years of the tax holiday the Company has saved an aggregate of $7,432,000 in income taxes. This savings on a diluted per share basis was $.01, $.42 and $.20 for the years 1996, 1997 and 1998, respectively. The effective tax rate from Asian operations is dependent on the proportion of earnings from mainland China.

          No determination has been made as to what portion of the expected settlement with the U.S. Customs Service might be deductible for income tax purposes (see Note O). Accordingly, no deduction has been made for this item in the computation of income taxes for 1998.

          Through December 31, 1998, the Company has not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries are considered indefinitely invested. Such additional taxes would aggregate approximately $23 million based on the subsidiaries' undistributed earnings which aggregate approximately $88.5 million for income tax purposes at December 31, 1998. The foregoing amounts are stated net of U.S. Sub-Part F taxes paid, or payable, which are considered the equivalent of repatriated earnings. The Company's effective income tax rate on future earnings from Hong Kong and additional U.S. income taxes on the Hong Kong retained earnings at December 31, 1998 are, in part, dependent upon the Company's future domestic cash requirements. While the Company currently projects that its Hong Kong retained earnings at December 31, 1998 will remain indefinitely invested, such estimate is subject to future revision based upon general economic conditions and market conditions in the consumer electronics industry.

          Deferred tax assets and liabilities and the principal temporary differences from which they arise are:

                                                           (IN THOUSANDS)
                                                             DECEMBER 31,
                                                           ------------------
                                                            1997        1998
                                                            ----        ----
   Deferred tax assets:
     Allowance for estimated doubtful accountsand
       estimated sales returns, allowances and discounts  $ 1,967     $ 2,209
     Tax basis adjustments to inventory                     3,418       6,452
     Deferred compensation accruals                           513         565
     Difference in basis and amortization periods
       of patents, trademarks and package design costs      1,075       1,172
     Cumulative foreign translation adjustment                666         790
     Estimated Jensen consolidation costs                     545         213
     Net operating loss and tax credit carryforwards        9,598       9,647
     Other                                                    885       1,367
                                                           ------      ------

            TOTAL                                          18,667      22,415

     Less valuation allowance                              (2,424)     (3,220)
                                                          --------    ---------
            TOTAL DEFERRED TAX ASSETS                      16,243      19,195
                                                          --------    ---------

   Deferred tax liabilities:
      Accelerated depreciation of property
        and equipment                                       538       1,057
      Tax basis adjustments to prepaid catalog costs        186         257
                                                          --------   --------

            TOTAL DEFERRED TAX LIABILITIES                    724       1,314
                                                          --------    --------
            NET DEFERRED TAX ASSETS                       $15,519     $17,881
                                                          ========    ========

          As a result of the Jensen acquisition in 1996, the Company has acquired domestic net operating loss carryforwards of approximately $9.1 million and tax credit carryforwards of approximately $1.2 million, which expire from 1999 through 2011. Utilization of the loss carryforwards is subject to an annual limitation of approximately $3 million as a result of the provisions of Section 382 of the Internal Revenue Code. As a result of the Ross acquisition in 1997, the Company has available approximately $2,500,000 of net operating loss carryforwards in the United Kingdom, which are available to be applied against future United Kingdom earnings. Additionally, at December 31, 1998, the Company has domestic net operating loss carryforwards of approximately $1.4 million which expire in 2012 and tax credit carryforwards of approximately $1.7 million which primarily expire from 2001 through 2003. The Company has recorded a deferred tax asset for the tax benefit of the foregoing carryforwards and a valuation allowance for the tax benefit of such carryforwards which it estimates are not likely to be realized prior to expiration. If the amounts subject to the valuation allowance attributable to the Jensen and Ross acquisitions are subsequently realized, their income tax benefit will be recorded as a reduction of the then unamortized goodwill related to the acquisition. In 1997, goodwill was reduced by approximately $600,000 from the realization of such benefits.

          The 1998 change in the valuation allowance is analysed as follows:

                                                         INCREASE/(DECREASE)
                                                         -------------------
                                                            (IN THOUSANDS)

                 Foreign tax credit carryforwards                $567
                 State net operating loss carryforwards           182
                 Net adjustment of loss carryforwards and
                    other items related to 1996 Jensen
                    acquisition                                   (34)
                 Other                                             81
                                                                 -----
                          TOTAL                                  $796
                                                                 =====

NOTE M -  EMPLOYEE BENEFIT PLANS:

          The Company's profit sharing plans for eligible domestic nonunion employees provide for annual contributions as authorized by the Board of Directors of up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $363,000 in 1996, $562,000 in 1997 and $400,000 in 1998.

NOTE N -  COMMITMENTS:

          The Company leases certain facilities under long-term operating leases which expire at various dates through March 2008. Additionally, certain warehouse space and sales offices are leased on a month-to-month basis.

          Aggregate minimum rental payments under long-term leases for premises are as follows:

                YEAR ENDING DECEMBER 31:             (IN THOUSANDS)
                        1999                             $ 5,474
                        2000                               4,410
                        2001                               3,086
                        2002                               2,296
                        2003                               1,759
               Subsequent to December 31, 2003             6,172
                                                         -------
                    T O T A L                            $23,197
                                                         =======

          Rent expense was approximately $1,827,000 in 1996, $5,576,000 in 1997 and $6,312,000 in 1998.

          The Company's employment agreement with Mr. Robert Borchardt, the Company's President, Chairman of the Board and Chief Executive Officer provides for a base annual salary ($1,012,000 for 1998) which is to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. Additionally, in connection with the signing of the agreement, the Company granted Mr. Borchardt nonqualified options for 150,000 shares in 1996. The agreement terminates on December 31, 2004 and is automatically renewable for successive two year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

          In connection with certain business acquisitions and the formation of new subsidiaries in prior years, the Company entered into employment agreements with certain key employees, which expire at various times through November 2002. The agreements provide for specified annual salaries. Certain agreements include provisions for annual increases based on changes in consumer price indexes and provide for performance based bonuses relating to the results of operations of the acquired entity or newly formed subsidiary, which are payable in either cash, stock or a combination thereof at the Company's option.

NOTE O -  EXPECTED U.S. CUSTOMS SETTLEMENT:

          The Company is the subject of an investigation being conducted by the United States Customs Service and the United States Attorney's Office in Orlando, Florida. In July 1994, agents of the United States Customs Service, working with the United States Attorney's Office in Orlando, Florida, seized property and business records from the Company's facility pursuant to a search warrant. The investigation has focused on country of origin marking, duty undervaluation, duty-free eligibility under the Caribbean Basin Initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota, other instances of undervaluation and other miscellaneous matters, during the period 1989 through mid-1995. The Company has held extensive discussions with the U.S. Customs Service and the U.S. Attorney's Office with a view towards reaching a settlement of this matter. The Company expects to soon reach agreements with the U.S. Attorney's Office and the U.S. Customs Service to settle all outstanding criminal and civil matters involved in the investigation. The Company plans to enter guilty pleas to a number of counts involving country of origin mismarking and undervaluation of imports, which will be subject to judicial approval. The Company is presently negotiating the precise terms of written agreements with the government. While the Company is optimistic that this matter will be settled shortly, there can be no assurance that the agreements will be finalized or approved. The Company has recorded a provision of $14 million for this global settlement, which, together with related fees and costs of approximately $1 million is separately reflected in the attached 1998 consolidated statement of operations. The classification of the accrual on the 1998 consolidated balance sheet is based on the expected periods of payment, subject to approval by the government. Neither the U.S. Attorney's office nor the U.S. Customs Service has been asked to approve the above description of this matter.

NOTE P -  SEGMENT INFORMATION AND GEOGRAPHICAL DATA:

          The Company is a developer, manufacturer and marketer of consumer electronic products generally for aftermarket use. The Company's products are sold primarily to retailers located in the United States and Europe. In addition to its domestic facilities, the Company maintains office and warehouse facilities in Asia, Canada, Western Europe and manufacturing and assembly facilities in the People's Republic of China.

          The Company classifies its business into three principal segments, which have been identified on the basis of certain recent business acquisitions. Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs are allocated to each segment on the basis used for internal management decision making purposes; certain interest expense, the provision for the expected U.S. Customs settlement and assets jointly utilized by more than one business segment are reflected as "unallocated corporate" in the following presentation.

          The three segments are as follows:

          VIDEO AND COMPUTER GAME BUSINESS - Consists of the manufacturing operations of STD Holdings Limited and its Hong Kong and other Chinese subsidiaries and the sale and distribution of peripherals and other accessories to enhance the enjoyment of playing video and computer games. The profit on products produced for and sold by the Company's other business segments has been allocated to them.

          RECOTON AUDIO CORPORATION BUSINESS - Consists of the home and mobile audio business of Recoton Audio Corporation and its United States and European subsidiaries ("RAC"). Products sold include high-performance and home theater loudspeaker systems and mobile audio products.

          ACCESSORIES BUSINESS - Consists of the accessories' operations of Recoton Corporation and certain other subsidiaries. Products sold include 900 MHz and other wireless technology products and other consumer electronic accessories.

          The following table presents certain operating segment information:

                                                      (IN THOUSANDS)

                                     VIDEO AND
                                      COMPUTER
                                        GAME             RAC       ACCESSORIES           UNALLOCATED
                                      BUSINESS         BUSINESS      BUSINESS             CORPORATE           TOTAL
                                     ------------      ----------   ----------           ------------        ------
              1998:
                Net sales:
                  External customers     $243,923      $234,123        $222,362                              $700,408
                   Intersegment            34,962         1,748             343                                37,053
                Interest expense              303           490             525             $ 16,602           17,920
                Depreciation and
                     amortization           3,687         4,091           4,485                                12,263
                Provision for expected
                     U.S. Customs
                     settlement                                                               15,000           15,000
                Income (loss) before
                     income taxes          27,368          (884)         14,284              (31,602)           9,166
                Identifiable assets       157,476       175,107         104,293               49,794          486,670
                Property and equip-
                    ment additions          4,586         4,200           1,639                3,141           13,566

          Because each of the above business segments include U.S. operations which are reportable in the consolidated U.S. income tax returns of the Company, it is not practicable to allocate income taxes between segments. Also, because the Company did not maintain records of certain shared assets, costs and expenses in prior years, it is not practicable to provide comparable data for 1996 and 1997. However, external customer sales information by business segment for 1996 and 1997 is as follows:

                             VIDEO AND
                             COMPUTER
                               GAME           RAC      ACCESSORIES
                             BUSINESS       BUSINESS     BUSINESS        TOTAL
                             --------       --------   -----------      -------
              1996           $ 79,053        $ 64,587*   $188,060      $331,700
              1997            126,251         182,028     193,764       502,048

          *From date of acquisition on August 28, 1996.

          Net sales to external customers and long-lived tangible assets by geographic area are as follows:


                                      (IN THOUSANDS) YEAR ENDED DECEMBER 31,
                                       1996              1997            1998
                                       -----             ----           -----
 Net sales to external customers in:
    United States                     $254,947          $375,483       $548,374
    Europe                              36,819            90,177        102,243
    Other                               39,934            36,388         49,791
                                       -------          --------       --------

    TOTALS                            $331,700          $502,048       $700,408
                                      ========          ========       ========

                                         (IN THOUSANDS) AS AT DECEMBER 31,

                                       1996              1997            1998
                                     -------          ----------       -------
 Long-lived tangible assets:
    United States                     $ 27,913          $ 32,488       $ 35,488
    Europe                               2,177             2,470          3,723
    Other                                3,634             4,735          5,910
                                      --------          --------       --------

    TOTALS                            $ 33,724          $ 39,693       $ 45,121
                                      =========         ========       ========

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE


BOARD OF DIRECTORS
RECOTON CORPORATION

          In connection with our audits of the consolidated financial statements of RECOTON CORPORATION AND SUBSIDIARIES at December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998, we have also audited Schedule II for each of the three years ended December 31, 1998, included in this annual report on Form 10-K. In our opinion, such schedule presents fairly the information required to be set forth therein.

                                       /s/ CORNICK, GARBER & SANDLER, LLP
                                           --------------------------------
                                           CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
FEBRUARY 26, 1999

                                                                    SCHEDULE II

                      RECOTON CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                COLUMN A                 COLUMN B               COLUMN C                 COLUMN D     COLUMN E
               --------                 --------       ----------------------------      --------      -------
                                                                  Additions
                                                       ----------------------------
                                        Balance at      Charged to       Charged to                    Balance
                                        beginning       costs and          other                        at end
              Description               of Period       Expenses          Accounts      Deductions*    of Period
                                        ----------      ----------       ----------     ----------     ---------

Allowance for possible
losses:
   Year ended December 31,
      1996                               $  1,587       $  1,259         $  1,627**       $  1,354       $ 3,119
                                         ========       ========         ========         ========       =======

   Year ended December 31,
      1997                               $  3,119       $  4,932                          $  4,254       $ 3,797
                                         ========       ========                          ========       =======

   YEAR ENDED DECEMBER 31,
      1998                               $  3,797       $  2,743                          $  1,600       $ 4,940
                                         ========       ========                          ========       =======

*  Represents write-offs of uncollectible accounts, net of recoveries.

** Represents allowance recorded upon acquisition of Jensen.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          That portion of Recoton's definitive 1999 Proxy Statement appearing under the caption "Election of Directors," is hereby incorporated by reference. The information regarding the executive officers of Recoton is contained under "Directors and Executive Officers of Recoton" under Item 1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          That portion of Recoton's definitive 1999 Proxy Statement appearing under the caption "Compensation of Executive Officers" is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          That portion of Recoton's definitive 1999 Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         That portion of Recoton's definitive 1999 Proxy Statement appearing under the caption "Certain Relationships and Related Transactions" is hereby incorporated by reference.

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

          (a)(1) and (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES:

          See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" of this Report.

         (a)(3).  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K:

                  (3)      ARTICLES OF INCORPORATION AND BY-LAWS:

                           3.1A Restated Certificate of Incorporation of Recoton Corporation, as filed January 28, 1997 (incorporated by reference to Exhibit
                                      3.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

                           3.1B Amendment to Restated Certificate of Incorporation of Recoton Corporation, as filed June 25, 1998 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1998)

                           3.2 By-Laws of Recoton as amended October 19, 1995 (incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

                  (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                      INCLUDING INDENTURES:

                           4.1        Form of Common Stock Certificate
                                      (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

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

                           10.1A Consulting Agreement, effective as of May 18, 1987, between Recoton and Herbert Borchardt (incorporated by reference to
                                      Exhibit 10(F) to the Registrant's Form
                                      10-K for the year ended December 31,
                                      1987)*

                           10.1B      Amendment dated March 20, 1997 to
                                      Consulting Agreement between Recoton
                                      Corporation and Herbert Borchardt dated
                                      August 28, 1996 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31,
                                      1996)*

                           10.2 Employment Agreement between Recoton Corporation and Robert L. Borchardt, dated October 25, 1995 (incorporated by reference to Exhibit (10)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                      1995)*

                           10.3 Deferred Compensation Agreement, effective as of July 1, 1982, between Recoton and Robert Borchardt (incorporated by reference to Exhibit 10(C) to the Registrant's Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097)*

                           10.4 Deferred Compensation Agreement, effective as of October 1, 1982, between Recoton and Peter Wish (incorporated by reference to Exhibit 10(E) to the Registrant's Registration Statement on Form S- 2, filed on October 12, 1983, File No. 2-87097)*

                           10.5A Split Dollar Life Insurance Agreements, effective as of February 24, 1989, among Recoton and Trudi Borchardt and Marvin Schlacter and Robert Borchardt in the aggregate face amount of $2,750,000 (incorporated by reference to Exhibit 10(G) to the Registrant's Form 10-K for the year ended December 31, 1988)*

                           10.5B Split Dollar Life Insurance Agreements, effective as of December 17, 1993, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amounts of $6,500,000 ("First Policy"); $3,500,000 ("Second Policy"); and $1,300,000 ("Third Policy") (incorporated by reference to Exhibit 10(G) to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                                      1993)*

                           10.5C Amendment to Split Dollar Life Insurance Agreements Dated as of December 17, 1993, dated as of November 6, 1998, to amend principal amount of First Policy to $10,000,000 and to terminate Second Policy (filed herewith) *

                           10.5D Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,250,000 (filed herewith) *


                           10.5E Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,000,000 (filed herewith) *

                           10.6 Recoton Corporation 1982 Stock Option Plan, as revised October 23, 1991 (incorporated by reference to Exhibit 10(J) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)*

                           10.7 Recoton Corporation 1991 Stock Option Plan, as revised March 23, 1998, and form of option agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

                           10.8 Recoton Corporation Nonqualified Stock Option Plan, as revised March 23, 1998 (incorporated by reference to Exhibit
                                      10.10 to the Registrant's Annual Report on
                                      Form 10-K for the year ended December
                                      31, 1997)*

                           10.9 Recoton Corporation Stock Bonus Plan, as revised September 15, 1993 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

                           10.10 Recoton Corporation 1998 Stock Option Plan and form of option certificate, as adopted March 23, 1998 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

                           10.11 Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

                           10.12      Option Agreement, dated May 5, 1994, with
                                      I. Friedman Equities, Inc. (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

                           10.13 Common Stock Purchase Option, as of April 7, 1998, with the Equity Group, Inc. (incorporated by reference to Exhibit
                                      10.34 to the Registrant's Quarterly
                                      Report on Form 10-Q for the quarter ended
                                      June 30, 1998)

                           10.14 Stock Purchase Agreement dated as of August 31, 1995, among Recoton Corporation, Recoton (Far East) Limited, STD Holding Limited (STD) and the other shareholders of STD including, as exhibits, employment agreements with Stephen Chu (as President of STD),* David Chu (as Vice President of STD)* and Patrick Ho (as Vice President, Marketing of STD)* (incorporated by reference to
                                      Exhibit 1 to the Registrant's Current
                                      Report of Form 8-K dated  September 5,
                                      1995)

                           10.15 Asset Purchase Agreement dated as of August 31, 1995 among Recoton Corporation, InterAct Accessories, Inc., STD Holding Limited, Stephen Chu and others (including, as an exhibit, an employment agreement with Todd Hays (as President and Chief Operating Officer of InterAct Accessories, Inc.)* (incorporated by reference to Exhibit 2 to the Registrant's Current Report of Form 8- K dated September 5, 1995)

                           10.16 Fourth Amended and Restated Agreement and Plan of Merger between Recoton Corporation, RC Acquisition Sub, Inc. and International Jensen Incorporated dated as of January 3, 1996 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 23, 1996)

                           10.17 Third Amended and Restated Agreement for Purchase and Sale of the Assets of the OEM Business of International Jensen Incorporated ("Jensen") (now Recoton
                                      Audio Corporation) by and to IJI
                                      Acquisition Corp. dated as of January 3,
                                      1996 (incorporated by reference to Exhibit
                                      2.2. to Jensen's Current Report on Form
                                      8-K  dated June 23, 1996)

                           10.18A Second Amended and Restated Credit Agreement among Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of June 18, 1998 (incorporated by reference to Exhibit
                                      10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

                           10.18B Amendment and Waiver to Second Amended and Restated Credit Agreement with The Chase Manhattan Bank, et. al, dated as of June 18, 1998 (incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

                           10.18C Amendment, dated as of November 30, 1998, to Second Amended and Restated Credit Agreement dated as of June 18, 1998
                                      between   Recoton Corporation and The
                                      Chase Manhattan Bank, et. al
                                      (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated November 30, 1998)

                           10.18D Amendment dated as of December 31, 1998 (but executed on February 4, 1999) between Recoton Corporation and The Chase Manhattan Bank (for itself and as Administrative Agent) amending the Second Amended and Restated Credit Agreement dated as of June 18, 1998 (incorporated by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                           10.18E Amendment dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and The Chase Manhattan Bank (for itself and as Administrative Agent) amending the Second Amended and Restated Credit Agreement dated as of June 18, 1998 (filed herewith)

                           10.19A Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers (incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K for the year ended December 31, 1996)

                           10.19B Amendment to Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers, dated May 13, 1997 (incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q for the quarter ended March 30, 1997)

                           10.19C Amendment to Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers , dated August 13, 1997 (incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q for the quarter ended June 30, 1997)

                           10.19D Amendment to Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers , dated March 25, 1998 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

                           10.19E Waiver of Certain Terms of the Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers, dated June 29, 1998 (incorporated by reference to Exhibit
                                      10.31 to the Registrant's Form 10-Q for
                                      the quarter ended June 30, 1998)

                           10.19F     Amendment Agreement dated as of
                                      December 31, 1998 (but  executed on
                                      February 4, 1999) between Recoton
                                      Corporation and  the Holders of the
                                      Company's Notes Issued January 6, 1997
                                      (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                           10.19G Amendment Agreement dated as of December 31, 1998 (but executed in March 1999,
                                      1999) between Recoton Corporation and the Holders of the Company's Notes Issued January 6, 1997 (filed herewith)

                           10.20A Note Purchase Agreement dated as of September 1, 1998 for $25 million principal amount of adjustable rate senior notes due September 1, 2008 with The Prudential Insurance Company of North America (incorporated by reference to
                                      Exhibit 10.35 to the  Registrant's Form
                                      10-Q for the quarter ended September 30,
                                      1998)

                           10.20B Amendment Agreement dated as of December 31, 1998 (but executed on February 4,
                                      1999) between Recoton Corporation and the Holder of the Company's Notes Issued September 1, 1998 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                           10.20C Amendment Agreement dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and the Holder of the Company's Notes Issued September 1, 1998 (filed herewith)

                           10.21A Securities Purchase Agreement between Recoton Corporation, The Prudential Insurance Company of America and ING (U.S.) Capital LLC dated February 4, 1999 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                           10.21B Form of warrants issued to The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 and sheet detailing variable information (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8- K dated February 4, 1999)

                           10.21C Registration Rights Agreement with The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                           10.22D Amendment Agreement dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and The Prudential Insurance Company of America and ING (U.S.) Capital regarding the notes issued February 4, 1999 (filed herewith)

                  (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS: not applicable

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

                  (24)  POWER OF ATTORNEY:  not applicable

                  (27)  FINANCIAL DATA SCHEDULE: [filed herewith]

                  (28)  INFORMATION FROM REPORTS FURNISHED TO STATE
                        INSURANCE REGULATORY AUTHORITIES:   not applicable

                  (29)  ADDITIONAL EXHIBITS:  not applicable

          (b) REPORTS ON FORM 8-K: The Registrant filed Forms 8-K on November 30, 1998 and December 11, 1998 reporting under Item 5 (Other Events) certain transactions pursuant to the Company's senior bank credit facility.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RECOTON CORPORATION


                                         By: /S/ ROBERT L. BORCHARDT
                                             ----------------------------------
                                             Robert L. Borchardt, Chairman,
                                             Chief Executive Officer and
                                             President

                                         Date:  March 29, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        POSITION                       DATE

/S/ ROBERT L. BORCHARDT          President, Chairman,          March 29, 1999
-------------------------        Chief Executive Officer
Robert L. Borchardt              (Principal Executive
                                 Officer) and Director

/S/ STUART MONT                  Chief Operating
-------------------------        Officer,                      March 29, 1999
Stuart Mont                      Chief Financial Officer
                                 (Principal Financial Officer)
                                 and Director

/S/ GEORGE CALVI                 Director                      March 29, 1999
-------------------------
George Calvi

/S/ PETER WISH                   Director                      March 29, 1999
-------------------------
Peter Wish

/S/ JOSEPH H. MASSOT             Treasurer (Principal          March 29, 1999
-------------------------        Accounting Officer)
Joseph H. Massot                 and Director

/S/ IRWIN S. FRIEDMAN            Director                      March 29, 1999
-------------------------
Irwin S. Friedman

/S/ JOSEPH M. IDY                Director                      March 29, 1999
-------------------------
Joseph M. Idy

/S/ RONALD E. MCPHERSON          Director                      March 29, 1999
-------------------------
Ronald E. McPherson

/S/ PAUL FEFFER                  Director                     March 29, 1999
-------------------------
Paul Feffer

/S/ STEPHEN CHU                  Director                     March 29, 1999
-------------------------
Stephen Chu

                                  EXHIBIT INDEX

EXHIBIT NO.

  10.5C Amendment to Split Dollar Life Insurance Agreements Dated as of December 17, 1993, dated as of November 6, 1998, to amend principal amount of First Policy to $10,000,000 and to terminate Second Policy

  10.5D Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,250,000

  10.5E Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,000,000

  10.18E Amendment dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and The Chase Manhattan Bank (for itself and as Administrative Agent) amending the Second Amended and Restated Credit Agreement dated as of June 18,
             1998

  10.19G Amendment Agreement dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and the Holders of the Company's Notes Issued January 6, 1997

  10.20C Amendment Agreement dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and the Holder of the Company's Notes Issued September 1, 1998

  10.22D Amendment Agreement dated as of December 31, 1998 (but executed in March 1999) between Recoton Corporation and The Prudential Insurance Company of America and ING (U.S.) Capital regarding the notes issued February 4, 1999

  21         Subsidiaries of the registrant

  23         Consent of the Independent Public Accountants

  26         Financial Data Schedule