Form 10-K/A
period 1998-12-31
RECOTON CORP
filed 1999-04-28
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                               FORM 10-K/A - NO. 1
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/x/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes __X__ No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$144,534.57 based on the closing price on the Nasdaq Stock Market of $14.50 as of March 23, 1999. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,701,153 shares of Common Stock as of April 21, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

ITEM 7 OF PART II AND ITEMS 10, 11, 12 AND 13 OF PART III OF THE FORM 10-K ARE AMENDED TO READ AS FOLLOWS:

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

     o RECOTON AUDIO CORPORATION BUSINESS: This segment consists of Recoton Audio Corporation and its United States and European subsidiaries
          (RAC), which primarily sell home and mobile audio products. Home audio products are sold domestically under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names and in Europe, under the HECO and MAGNAT brand names. Home audio products include state-of-the-art designed high-fidelity, high-performance stereo and home theater loudspeaker systems. Audio products for the automobile and marine aftermarket, sold under the ADVENT, JENSEN, LINEAR RESEARCH, NITRO, PHASE LINEAR and ROADGEAR brand names in the United States and the MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. In fiscal 1998 approximately 33% of the Company's revenues were from sales of this segment.

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

                              RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                            1994          1995       1996       1997     1998

Net sales........................          100.0%        100.0%     100.0%    100.0%    100.0%
Cost of sales....................           59.3          61.1       62.3      61.1      61.3
                                           -----         -----      -----     -----     -----
Gross profit.....................           40.7          38.9       37.7      38.9      38.7
Selling, general and administrative
   expenses.........                        30.2          29.5       32.9      35.0      32.8
Provision for expected U.S. customs
   settlement......                                                                       2.1
                                           -----         -----      -----     -----     -----
Operating income.................           10.5           9.4        4.8       3.9       3.8
Interest expense.................            0.4           0.4        1.5       2.5       2.6
Investment income................           (0.3)         (0.3)          -     (0.1)     (0.1)
                                           -----         -----      -----     -----     -----
Income before income taxes.......           10.4           9.3        3.3       1.5       1.3
Income tax provision (credit)....            3.2           2.2        0.8      (1.2)      0.7

Net income.......................            7.2 %         7.1%       2.5%      2.7%      0.6%
                                            =====         =====      =====     =====     =====

     The following table presents certain operating segment information for the indicated years ended December 31 (further described in Note P to the Consolidated Financial Statements):

                                       (IN MILLIONS)
                         Video and Computer      RAC           Accessories
1998                       GAME BUSINESS       BUSINESS         BUSINESS
                         ------------------    --------        -------------
Net sales..........            $243.9            $234.1           $222.4
Gross profit.......             110.4              73.9             86.8
Income (loss) before
  income taxes, unallocated
  expenses and provision for
  expected U.S. customs
  settlement........             27.4              (0.9)            14.3

                         Video and Computer      RAC           Accessories
1997                       GAME BUSINESS       BUSINESS         BUSINESS
                         ------------------    --------        -------------
Net sales...........          $126.3             $182.0           $193.7
Gross profit........            64.5               65.6             65.2
Income (loss) before
  income taxes(1)....            --                 --                --

                         Video and Computer      RAC           Accessories
1996                       GAME BUSINESS       BUSINESS(2)      BUSINESS
                         ------------------    --------        -------------
Net sales............         $ 79.0              $ 64.6          $188.1
Gross profit.........           34.7                21.1            69.2
Income (loss) before
  income taxes(1)....            --                 --              --


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

     Income before income taxes for 1998 was $9.2 million ($24.2 million before the provision for the expected U.S. customs settlement), a 22.4% increase over the $7.5 million reported in 1997. Net income for 1998 was $4.3 million ($19.1 million before the provision for the expected U.S. customs settlement), a 68.1% decrease over the $13.6 million in 1997. The results of operations for 1998 also include a charge of $881,000 related to a loan repayment extension in the fourth quarter. In 1998, income before income taxes, unallocated expenses and the expected U.S. customs settlement was $27.4 million for the video and computer game business, $14.3 million for the accessories business and a loss of $884,000 for the RAC business, which includes a loss before income taxes of the U.S. home audio division of RAC of $8.7 million. The consolidation of the domestic home audio business under the Recoton Home Audio, Inc. subsidiary (RHA) and the formation of the Recoton Mobile Electronics Division allowed this segment to foster the profitable growth of the car stereo operations, as well as integrate and reposition the home audio business to take advantage of the forthcoming digital age. New management teams have been put in place, lead by talented industry professionals, and investments are being made in RHA.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating operating performance and deciding how to allocate resources. The Company's reportable operating business segments are described in Note P to the Notes to Financial Statements.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net sales in 1997 increased from 1996 by $170.3 million or 51.4%, to $502.0 million. The sales increase was primarily attributable to three factors. The first factor is the inclusion of a full year's sales of the speaker and related product lines acquired in late August 1996. The second factor is growth in the video game and multi-media product lines. The video and multi- media product lines contributed $126.3 million to gross sales in 1997 as compared to $79.0 million in 1996. The third factor is the acquisitions of Heco Audio Produkte GmbH, a German manufacturer and marketer of home loudspeakers acquired in December 1996, and Tambalan Limited, an English seller of headphones and other consumer products under the name ROSS in the United Kingdom and to other European and Asian markets, acquired in February 1997, and AAMP of America, Inc., a direct marketer of car audio installation products acquired in November 1997. These increases were partially offset by slight declines in sales of certain other accessory product lines. In 1997, net sales for the video and computer game business increased by $47.3 million or 59.9%, to $126.3 million due mainly to the increase in sales of the video and multi-media products, the RAC business increased by $117.4 million to $182.0 million due to the inclusion of a full year's sales of the speaker and related product lines of RAC, acquired in late August 1996. The accessories business increased by $5.7 million or 3.0%, to $193.8 million mainly due to the inclusion of sales from AAMP of America, Inc. acquired in November 1997. These increases were partially offset by slight declines in sales of certain other accessory product lines.

     Gross profit in 1997 increased $70.3 million to $195.3 million and increased as a percentage of net sales to 38.9% from 37.7% in 1996. The dollar increase resulted from increased sales, of which the RAC and video and computer game businesses were the primary contributors. The increase in gross margin percentage was attributable primarily to a higher margin product mix. In 1997, gross margin for the video and computer business increased $33.4 million to $68.1 million mainly due to increased sales of InterAct, the RAC business increased to 51.1% from 43.9% in 1996 mainly due to a higher margin product mix on video game products. The RAC business increased to 46% from 32.7% due primarily to certain cost of goods and purchasing synergies. The accessories business decreased to 33.7% from 36.8% in 1996 due to the inclusion of PC products which sold at lower gross margin.

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

     At December 31, 1998, the Company had working capital of approximately $178.3 million as compared to approximately $222.4 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.8 to 1 at December 31, 1998 and 3.3 to 1 at December 31, 1997. The decreases in working capital and the working capital ratio are primarily the result of the classification of the loans under the Company's revolving line of credit which expires in December 1999, as a current liability at December 31, 1998. At December 31, 1997, these loans were classified as a noncurrent liability as a result of extension in their terms and the elimination of a provision for an annual "clean up." Trade receivables increased $53.4 million to $183.2 million at December 31, 1998 as compared to December 31, 1997 as a result of the increase in the Company's sales volume. Inventories increased from December 31, 1997 levels by $18.9 million to $161.3 million at December 31, 1998. The increase in the inventory levels was substantially attributable to the Company's video and computer game and mobile electronics product lines. Accounts payable and accrued expenses increased $24.4 million to $104.3 million at December 31, 1998. The increase is primarily attributable to increases in inventories and certain accrued performance bonuses payable in March 1999, which bonuses were classified as noncurrent liabilities at December 30, 1997.

     The Company currently has a multibank credit facility (the Credit Facility), entered into in January 1997 and modified several times with the most recent modification occurring on March 12, 1999. As of March 29, 1999 the Company has a $86.5 million revolving credit facility through December 26, 1999, reduced from $101.5 million, which was in effect on December 31, 1998. The outstanding borrowings and letters of credit under the revolving facility were approximately $95.7 million at December 31, 1998 as compared to $65.5 million at December 31, 1997. The Company also has a $15.0 million term loan, repayable in 12 quarterly installments with the last installment due in May 2001 ($12.5 million balance as of December 31, 1998). The Credit Facility was modified in March 1999 to accommodate the expected U.S. customs settlement. The revolving credit loans and term loan bear interest at various rates depending on elections made by the Company. The applicable rates include rates tied to the London Inter Bank Offering Rate (LIBOR) and rates tied to the greater of the prime rate or a federal funds-based rate. As of December 31, 1998 loans tied to the LIBOR rate bore interest at approximately 9.32% to 9.38% per annum and loans tied to the prime rate bore interest at approximately 8.25%. The majority of the Company's borrowings under the revolver and the term loan are at the LIBOR-based rate. There can be no assurance that the revolving credit facility will be extended or replaced at the time of its expiration in December 1999.

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

     The directors of Recoton and certain information regarding such persons are as follows:

Name and Position                               BUSINESS EXPERIENCE,
WITH THE COMPANY                                DIRECTORSHIPS AND AGE

                      DIRECTORS WHOSE TERMS EXPIRE IN 1999


Robert L. Borchardt                            ROBERT L. BORCHARDT , 61, has
  Chairman, President, Chief Executive         served as a director of Recoton
  Officer and Director                         since 1964, as President since
                                               1976, as Chief Executive Officer
                                               since 1996 and as Chairman since
                                               June 1998. He was Co- Chairman
                                               from 1992 until June 1998, Co-
                                               Chief Executive Officer from 1992
                                               unitl 1996, Executive Vice Presi-
                                               dent from 1969 until 1976, a Vice
                                               President from 1964 until 1969
                                               and Treasurer from 1969 until
                                               1975. Mr. Borchardt began working
                                               for the Company in 1961. He is on
                                               the Executive Board of the
                                               Consumer Electronic Manufacturing
                                               Association (CEMA), a division of
                                               the Electronics Industries
                                               Alliance (EIA), is on the Board
                                               of Governors of the Electronic
                                               Industries Alliance and is a
                                               trustee of the Electronics
                                               Industries Foundation. He may be
                                               deemed to be a control person of
                                               Recoton.

George Calvi                                   GEORGE CALVI, 48, has served as a
  Director                                     director of Recoton since 1984.
                                               Mr. Calvi was Vice President from
                                               1978 until 1988, Senior Vice
                                               President-Sales and Marketing
                                               from 1988 until 1992 and
                                               Executive Vice President-Sales
                                               and Marketing of the Company from
                                               1992 until 1996.

Paul E. Feffer                                 PAUL E. FEFFER, 77, has served as
  Director                                     a director of Recoton since 1996.
                                               He has been Chairman of Feffer
                                               Consulting Co., Inc., an
                                               international media consulting
                                               firm, since 1991. Mr. Feffer
                                               founded Feffer and Simons Inc. in
                                               1955, which was sold to Doubleday
                                               & Co. in 1962 (where he remained
                                               as President of the subsidiary
                                               Feffer and Simons until 1986) and
                                               was Chairman of Baker & Taylor
                                               International, a subsidiary of W.
                                               R. Grace & Co., from 1987 until
                                               1991. From 1991 to 1996 he was a
                                               consultant to Merck & Company's
                                               publishing division. Feffer &
                                               Simons and Baker & Taylor
                                               specialized in international
                                               publishing and book and magazine
                                               distribution and development of
                                               overseas markets for U.S.
                                               publishers.

Stuart Mont                                    STUART MONT, 58, has served as a
  Executive Vice President-Operations,         director of Recoton since 1975,
  Chief Operating Officer, Chief               as Chief Operating Officer since
  Financial Officer, Secretary and             1993, as Chief Financial Officer
  Director                                     since 1992, Secretary and
                                               Director as Secretary since 1989
                                               and as Executive Vice
                                               President-Operations since 1992.
                                               He was a Vice President from 1978
                                               until 1989, Senior Vice President
                                               from 1989 until 1992, and
                                               Treasurer from 1975 until 1989.
                                               Mr. Mont has also served as
                                               President of Recoton Canada Ltd.
                                               since 1992.

                      DIRECTORS WHOSE TERMS EXPIRE IN 2000

Stephen Chu                                    STEPHEN CHU, 41, has served as a
  Director                                     director of Recoton since 1997,
                                               as President and a Managing
                                               Director of STD and of its
                                               various subsidiaries since 1990
                                               and as President of Recoton Japan
                                               Inc. since 1998. STD was acquired
                                               by the Company in 1995.

Ronald E. McPherson                            RONALD E. MCPHERSON, 69, has
  Director                                     served as a director of Recoton
                                               Recoton from 1964 and a Vice
                                               President from 1978, until his
                                               retirement in 1989.

Peter Wish                                     PETER WISH, 63, has served as a
  Executive Vice President-Administration      director of Recoton since 1969
  and Director                                 and as Executive Vice President-
                                               Administration since 1992. Mr.
                                               Wish was Vice President from 1969
                                               until 1976 and Executive Vice
                                               President from 1976 until 1992.

                      DIRECTORS WHOSE TERMS EXPIRE IN 2001

Irwin S. Friedman                              IRWIN S. FRIEDMAN, 65, has served
  Director                                     as a director of Recoton since
                                               1982. Mr. Friedman has been
                                               President, Chief Executive
                                               Officer and the principal
                                               shareholder of I. Friedman
                                               Equities, Inc., a corporate
                                               financial consulting firm, for
                                               more than five years. He has also
                                               been a director of The
                                               Kushner-Locke Company, a
                                               California- based publicly traded
                                               media company, since June 1998.

Joseph M. Idy                                  JOSEPH M. IDY, 58, has served as
  Director                                     a director of Recoton since 1990.
                                               Mr. Idy has been a stockbroker
                                               and money manager at PaineWebber
                                               Inc. for more than fifteen years
                                               and Senior Vice President of
                                               PaineWebber Inc. since 1989.

Joseph H. Massot                               JOSEPH H. MASSOT, 54, has served
  Principal Accounting Officer, Vice           as a director of Recoton since
  President, Treasurer, Assistant              1985, as Principal Accounting
  Secretary and Director                       Officer, Vice President and
                                               Treasurer since 1989 and as
                                               Assistant Secretary since 1983.
                                               He was Recoton's Controller and
                                               Assistant Treasurer from 1978
                                               until 1989.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all such 1998 filing requirements were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

     This section of the Annual Report discloses fiscal 1998 plan and non-plan compensation awarded or paid to, or earned by, the (i) Company's Chief Executive Officer (CEO) , (ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at December 31, 1998 and (iii) one additional executive officer who would have been included in category (ii) except that he was not an executive officer at the end of the year, to the extent aggregate salary and bonuses exceeded $100,000 (together, these six persons are sometimes referred to as the Named Executives).

                           SUMMARY COMPENSATION TABLE

     The following table contains compensation data for the Named Executives for the past three fiscal years:

                                                                                           Long-Term Compensation
                                                                         --------------------------------------------------------
                                                                                                         Pay-
                                        Annual Compensation                       Awards                 Outs
----------------------------------------------------------------------------------------------------------------------------------

                                                              Other      Restricted      Securities       LTIP
                                                              Annual       Shares        Underlying       Pay-        All Other
Name and Principal                Salary         Bonus     Compensation    Awards          Options        Outs      Compensation
    Position            Year      ($)(1)         ($)(2)       ($)(3)          ($)              (#)          ($)           ($)(4)
---------------------------------------------------------------------------------------------------------------------------------

Robert L. Borchardt,    1998    $1,065,487       $ 87,697      --           --           230,975          --          $19,385
 Chairman, CEO          1997     1,007,793        150,000      --           --           250,000(5)       --           22,753
  and President         1996       947,570         90,000      --           --           229,741          --           15,322

Herbert H. Borchardt,   1998       211,838        --           --           --              --            --           11,454
Former Co-Chairman(6)   1997       214,507        --           --           --              --            --           16,870
                        1996       208,259        --           --           --              --            --           59,187

Stephen Chu(7)          1998       391,098      4,179,291(8)   --           --            50,000          --           20,813
   President, STD       1997       360,208      4,029,924(8)   --           --              --            --           21,736
  Holding Limited       1996       328,238      1,734,522(8)   --           --              --            --           21,736
 Stuart Mont, COO and   1998       276,076        110,000      --           --            30,000          --           42,264
Executive Vice          1997       217,240        125,000      --           --              --            --           37,790
President-Operations    1996       182,227        125,000      --           --              --            --           13,873

Peter Wish, Executive   1998       226,437         80,000      --           --             5,000          --            6,817
  Vice President-       1997       218,548         90,000      --           --              --            --           12,008
  Administration        1996       204,673         90,000      --           --              --            --            6,842

Dennis Wherry, Senior   1998       164,752         50,000      --           --             5,000          --            4,729
  Vice President-       1997       150,256         50,000      --           --              --            --            9,920
  Operations            1996       139,966         45,000      --           --              --            --            5,074


--------------------------------------------------------------------------------------------------------------------------------
1    Includes amounts allocated to the executive's deferred compensation account for each for Mr. R. Borchardt of $53,123 for 1998, $52,733 for 1997 and
     $49,408 for 1996; and Mr. Wish of $15,146 for 1998, $14,907 for 1997 and
     $14,032 for 1996 (see "EMPLOYMENT CONTRACTS AND CHANGES-IN-CONTROL
     ARRANGEMENTS" below).
2    Represents bonus awards determined for the performance year indicated, whether paid in such year or paid in the following year.
3    The column "Other Annual Compensation" includes the value of certain personal benefits only where the value is greater than the lower of $50,000 or 10% of an executive's salary and bonus for the year.
4    Consists of (a) the vested portion of the Company's contribution pursuant to the Recoton Corporation Employees' Profit Sharing Plan for Mr. R.
     Borchardt of $4,009 for 1998, $9,200 for 1997 and $1,710 for 1996; for Mr.
     H. Borchardt of $4,009 for 1998, $9,200 for 1997 and $1,463 for 1996; for
     Mr. Mont of $4,009 for 1998, $9,200 for 1997 and $3,650 for 1996; for Mr.
     Wish of $4,009 for 1998, $9,200 for 1997 and $3,683 for 1996; and for Mr.
     Wherry of $4,009 for 1998, $9,200 for 1997 and $4,412 for 1996; (b)
     premiums paid by the Company for split dollar insurance arrangements for
     Mr. R. Borchardt of $11,866 for 1998, $10,741 for 1997 and $10,687 for
     1996; (c) premiums paid by the Company for life insurance over $50,000 in principal amount for the direct or indirect benefit of Mr. R. Borchardt of
     $3,510 for 1998, $2,812 for 1997 and $2,925 for 1996; for Mr. H. Borchardt
     of $7,445 for 1998, $7,670 for 1997 and $7,445 for 1996; for Mr. Mont of
     $1,800 for 1998, $1,875 for 1997 and $1,890 for 1996; for Mr. Wish of
     $2,808 for 1998, $2,808 for 1997 and $3,159 for 1996; and for Mr. Wherry of
     $720 for 1998, $720 for 1997 and $662 for 1996; (d) premiums paid by the
     Company for life insurance for the benefit of Stephen Chu; (e) the value of interest assumed by the Company on relocation and other loans for Mr. Mont of $36,455 for 1998, $26,715 for 1997 and $8,333 for 1996; and (e)
     reimbursed medical payments not covered by insurance for Mr. H. Borchardt of $50,279 for 1996.
5    Consists solely of repriced options previously granted in 1994 and 1995.
6    "Salary" and "All Other Compensation" data for 1996 has been restated to reflect a recharacterization of $4,691 of "Salary" as "All Other
     Compensation."
7    Mr. Chu's position was not considered an executive office until fiscal
     1998. Salary data includes a housing allowance of $124,031 for 1998,
     $122,093 for 1997 and $77,519 for 1996.
8    Consists of payments from a bonus pool established in connection with the acquisition of STD Holding Limited in 1995. The amount of the payments from the bonus pool were settled in 1999 but were earned in the years noted
     above. For further information, see "EMPLOYMENT CONTRACTS AND
     CHANGE-IN-CONTROL ARRANGEMENTS - STEPHEN CHU EMPLOYMENT AGREEMENT" below.

                              OPTION GRANTS IN 1998

     The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executives during 1998 (the Company has not granted any stock appreciation rights - sometimes referred to as SARs):


-----------------------------------------------------------------------------------------------------------------------------------
                                           INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------------------------
                      Number of Securities    Percent of Total Options      Exercise
                       Underlying Options     Granted to Employees in        Price          Expiration            Grant Date
     NAME                 Granted (#)(1)            Fiscal Year            ($/Share)(2)       Date(3)          Present Value( $)(4)
-----------------------------------------------------------------------------------------------------------------------------------
Robert L. Borchardt       130,975                      20.1%               $14.063           2/5/08                 $1,228,131
Robert L. Borchardt       100,000                      15.3%                22.625           3/22/08                 1,515,297
Herbert Borchardt            --                         --                    --               --                         --
Stephen Chu                50,000                       7.7%                13.500            1/15/08                  342,475
Stuart Mont                30,000                       4.6%                13.500            1/15/08                  205,485
Peter Wish                  5,000                       0.8%                13.500            1/15/08                   34,248
Dennis Wherry               5,000                       0.8%                13.500            1/15/08                   34,248
-----------------------------------------------------------------------------------------------------------------------------------

1    Except as otherwise noted, all options vest over a five year period, 20%
     per year, commencing on the first anniversary of the date of grant. In the event of death, disability or retirement at or after age 65 unvested installments become fully exerciseable. In the event of death or disability options are fully exerciseable by the optionee or the optionee's legal representative for one year following the event, and in the event of termination of employment for any other reason except "cause" the options are fully exerciseable by the optionee for three months, or until the normal expiration date, whichever occurs first. Options also become fully exerciseable in the event of a "change of control" of the Company as defined in the relevant option plan. The options on 130,975 shares granted to Robert Borchardt vest in full six months after grant.
2    The exercise price is equal to the fair market value of the Company's common shares on the date of the grant.
3    Subject to earlier termination in case of termination of employment.
4    The estimated present value of the stock options as of their grant date was calculated using the Black-Scholes option pricing model. The assumptions used in the model include (a) an expected Recoton stock price volatility of
     47.2%, (b) risk-free interest rates ranging from 5.56% to 5.86%, (c) no dividends being paid and (d) all options being exercised at the end of their expected holding period (ten years for the options held by Robert
     Borchardt and a weighted average of 5.5 years for the other options).
     Whether these assumptions will prove accurate cannot be known at the date of grant. Executives may not sell or assign any stock options (other than assignments which may be allowed to family members in certain circumstances), which have value only to the extent of share price appreciation, which will benefit all shareholders commensurately. Actual gains, if any, on stock option exercises and stock holdings are dependent on the market price of the Company's common shares at the dates of exercise and sale.

                       AGGREGATED OPTION EXERCISES IN 1998
                         AND 1998 YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executives concerning the exercise of options during 1998 and unexercised options held at year-end:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Number of Securities            Value of Unexercised
                                                                  Underlying Unexercised             In-the-Money Options
                                                                     Options at 12/31/98                at 12/31/98 (S)1
-----------------------------------------------------------------------------------------------------------------------------------
                                Shares         Value
                             Acquired on     Realized
        Name                 Exercise (#)      ($)(1)           Exercisable      Unexercisable      Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------

Robert L. Borchardt              --             --                808,250           185,800         $3,762,602          $254,288
Herbert H. Borchardt             --             --                     --                --                 --                --
Stephen Chu                      --             --                     --            50,000                 --           221,875
Stuart Mont                      --             --                 61,168            38,000            541,237           152,625
Peter Wish                    6,667           83,780               24,500             9,000             76,615            31,938
Dennis Wherry                15,000          116,970                2,250             9,000              7,539            31,938

-----------------------------------------------------------------------------------------------------------------------------------
1    Market value of underlying securities at exercise or year end, as applicable, minus the exercise price. The per share closing sale price on the Nasdaq Stock Market on December 31, 1998 was $17.9375. Certain options granted in 1996 and 1998 were excluded since they were not in the money at year-end.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     ROBERT L. BORCHARDT EMPLOYMENT AGREEMENT. Effective January 1, 1995, the Company entered into an employment agreement with Robert L. Borchardt, currently its Chief Executive Officer, Chairman of the Board and President, for a ten year term. The agreement is automatically renewed thereafter for successive two-year periods unless either party affirmatively elects to not renew. Such agreement provides for a base annual salary of $850,000 which is to be adjusted annually to reflect the greater of the changes in the consumer price index or 6% ($1,012,364 effective January 1, 1998) and an annual bonus equal to two percent of the Company's net income after taxes for the just-completed year but before deducting the bonus (Net Income Before Bonus or NIBB) (but in no event more than two percent of the corresponding NIBB for the prior year) plus five percent of the amount by which such NIBB number for the just-completed year exceeds the NIBB number for the prior year. Mr. Borchardt waived the right to receive certain portions of his 1996 and 1997 bonuses. The agreement references an option grant to Mr. Borchardt for 150,000 shares during 1996 (exercisable at the fair market value as of the grant date) and requires the Company to exercise its best efforts to grant the employee during the employment term options on 250 shares for each $10,000 by which the NIBB for each just- completed year during the contract term exceeds the NIBB for the prior year (exercisable at the fair market value as of the grant date). Mr. Borchardt received options on 130,975 shares in 1998 with respect to the growth in the Company's earnings from 1996 to 1997 and no options were issued in 1997 with respect to 1995 to 1996 earnings changes or in 1999 with respect to 1997 to 1998 earnings changes. The agreement provides for disability insurance and medical benefits, vacation and perquisites customary for a chief executive officer as well as certain demand and "piggy back" rights to have his shares registered.

     The agreement is terminable by the Company only for cause (as defined in the agreement). If the Company elects not to renew the agreement at its expiration or if Mr. Borchardt terminates employment at age 65, upon a change of control or for good reason (as defined in the agreement), he has the right to become a consultant to the Company until the time of his death. As a consultant, Mr. Borchardt would receive an amount equal to his salary at the time of termination of employment for two years, an amount equal to 75% of that salary for two more years and an amount equal to 50% of that salary for the balance of the consultancy period (all such payments being subject to cost of living adjustments). Upon a change of control (as defined in the agreement) during the term of employment or consultancy, the Company is obligated to pay Mr. Borchardt $2 million (subject to cost of living adjustments), he would have the right to cause the Company to purchase his shares in the Company and he would have the right to remain in employment or to terminate his employment and become a consultant to the Company. If Mr. Borchardt has good reason, he may terminate his employment or consultancy, in which event he is entitled to receive his salary and bonus or his consultancy fee on a periodic or discounted lump sum basis (at his option) for the balance of the employment and/or consulting period and may elect to receive the cash value of unexercised options (whether vested or not). In certain events the Company is required to gross up payments to reflect certain excise taxes which may be imposed under the Internal Revenue Code. Upon Mr. Borchardt's termination of employment for disability, he would receive his salary and bonus for one year and his salary as in effect at the date of termination and benefits until his death. Upon Mr. Borchardt 's death, his estate would receive his salary and bonus for one year and his salary for one additional year thereafter.

     HERBERT H. BORCHARDT EMPLOYMENT AGREEMENT. On May 18, 1987, the Company entered into an employment agreement with Herbert H. Borchardt for a period equal to the life of Mr. Borchardt. Pursuant to the agreement, the Company shall pay Mr. Borchardt not less than $150,000 per annum while he is Chairman of the Board (including Co-Chairman) and not less than $125,000 per annum during his life when he is not Chairman of the Board (such sums being subject to increase based on changes in the consumer price index). Mr. Borchardt resigned as Co-Chairman and a director of the Company on October 14, 1998. For the year commencing January 1, 1998 Mr. Borchardt was paid at the annual rate of $219,662 through October 14, 1998 and at the annual rate of $183,052 after October 14. He remains employed by the Company but not as an officer. In 1999 he is being paid at the rate of $185,903 per annum pursuant to the agreement.

     STEPHEN CHU EMPLOYMENT AGREEMENT. When Recoton acquired STD Holding Limited effective August 31, 1995 it entered into an employment agreement with STD Holding's Group Managing Director, Stephen Chu, for a term through December 31, 2001. The agreement may be terminated by the Company for cause or disability (as defined in the agreement), in which case no additional compensation is due. The Company may also terminate the agreement without cause provided that it pays Mr. Chu the benefits which he would have received under the agreement until August 30, 2000.

     The starting base compensation under the agreement was HK$2,390,000 per year (approximately US$308,000), which is subject to a cost-of-living adjustment as well as discretionary adjustments set by the Board of Directors. Effective May 1, 1996 the agreement was amended to include in the base compensation a housing allowance but not to increase the aggregate compensation. Mr. Chu receives customary fringe benefits made available to comparable Recoton employees. Pursuant to the terms of the stock purchase agreement for STD, Mr. Chu is entitled to receive certain bonuses out of a bonus pool established for the employees of STD and its affiliated United States marketing company, InterAct Accessories, Inc. (collectively, New STD). The bonus pool is comprised of five separate payments:

     (1) a payment of 15% of the net after-tax earnings of New STD for the period from the August 31, 1995 through December 31, 1995, payable between January 1, 1996 and March 30, 1996; PLUS

     (2) a payment of US$500,000, payable between January 1, 1999 and March 30, 1999; PLUS

     (3) a payment of 33.3% of the cumulative net after-tax earnings of New STD for the period from January 1, 1996 through December 31, 1998, such payment not to exceed US$5.0 million in the aggregate, payable between January 1, 1999 and March 30, 1999; PLUS

     (4) a payment of an additional 20% of the cumulative net after-tax earnings of New STD for the period from January 1, 1996 through December 31, 1998, which are in excess of US$15 million, payable between January 1, 1999 and March 30, 1999; PLUS

     (5) a payment of 20% of the cumulative net after-tax earnings of New STD for the period from January 1, 1999 through December 31, 2000, payable between January 1, 2001 and March 30, 2001.

     Mr. Chu is guaranteed to receive 20% of the payments set forth in clause
(1), 53.1% of the payments set forth in clause (2), 28.5% of the payments set forth in clause (3) and 17.5% of the payments set forth in clauses (4) and (5). Certain other employees were also guaranteed payments. The remaining payments are to be made to employees (which may include Mr. Chu) of New STD pursuant to the recommendations of a compensation committee comprised of Stephen Chu and Robert Borchardt. Mr. Chu received advances against such bonus of $652,775 in 1996 and $1,677,012 in 1997 and the balance of the bonus payment under clauses
(1)-(4) of $7,640,450 in 1999.

     SPLIT DOLLAR LIFE INSURANCE. Pursuant to two separate Split Dollar Life Insurance Agreements effective as of February 24, 1989 among Recoton and Trudi Borchardt and Marvin Schlacter (the "Joint Owners") and Robert L. Borchardt, the Company agreed to maintain life insurance policies on Robert L. Borchardt's life in the aggregate face amount of $2,500,000, the proceeds of which (after reimbursement to the Company for premiums paid) are payable to beneficiaries designated by the Company and the Joint Owners. Pursuant to three separate Split Dollar Life Insurance Agreements effective December 17, 1994 among Recoton, the Robert and the Trudi Borchardt 1994 Family Trust (the "1994 Borchardt Family Trust") and Robert L. Borchardt, the Company agreed to maintain life insurance policies on the joint lives of Robert L. Borchardt and his wife Trudi Borchardt in the aggregate face amount of $10 million and a life insurance policy on the life of Robert L. Borchardt in the face amount of $1.3 million, the proceeds of which (after reimbursement to the Company for premiums paid) are payable to the beneficiary designated by the 1994 Borchardt Family Trust. Effective November 6, 1998, two of the 1994 Split Dollar Life Insurance Agreements on the joint lives of Mr. and Mrs. Borchardt were amended to change the carriers and two additional Split Dollar Life Insurance Agreements were entered into pursuant to which the Company agreed to maintain additional life insurance policies on the joint lives of Mr. and Mrs. Borchardt in the face amount of $4.25 million.

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

COMPENSATION OF DIRECTORS

     During 1998, none of the directors who are employees of the Company received any compensation in addition to his regular compensation from the Company for any services as a director or as a member of a committee of the Board of Directors. Each of the directors who was not an employee of the Company received an annual retainer of $10,000 in 1998 and was reimbursed for expenses, if any, incurred in attending meetings. In 1998 each non-employee director also received a grant of options under the Company's 1998 Stock Option Plan for 1000 shares at an exercise price of $22.625 per share exercisable at any time until March 22, 2008. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for transactions with directors or their affiliates for services other than as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Company's Compensation Committee and Stock Option Committees is employed by the Company. Mr. McPherson was an officer and employee of the Company until 1989 and was retained by the Company through December 31, 1993 and a company of which Mr. Friedman is principal was under retainer by the Company as a consultant during 1998 (see "Certain Relationships and Related Transactions"). No director of the Company served during the last completed fiscal year as an executive officer of any entity whose compensation committee (or other comparable committee, or the Board, as appropriate) included an executive officer of the Company. There are no "interlocks" as defined by the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's common shares, its only outstanding shares of capital stock, by (a) each person who is known by the Company to own beneficially more than 5% of the outstanding common shares, (b) each director, (c) the Named Executives and (d) all executive officers and directors as a group as of March 31, 1999. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the common shares beneficially owned.

                                                        Amount and Nature of Beneficial Ownership as of March 31, 1999
                                                    -----------------------------------------------------------------------

                                                      Current
                                                    Beneficial         Shares Subject
NAME AND ADDRESS OF BENEFICIAL OWNER(1)              Holdings          to Options (2)           Total             Percent
---------------------------------------             ----------         ---------------        ---------           --------

Robert L. Borchardt(3)....................           1,389,192             884,050            2,273,242              18.1%
Herbert Borchardt.........................               2,499                   0                2,499                *
George Calvi.............................               21,008              10,500               31,508                *
Stephen Chu(5) ..........................              175,202              10,000              185,202               1.6
Paul E. Feffer...........................                1,000               1,000                2,000                *
Irwin S. Friedman(4).....................               28,000              12,500               40,500                *
Joseph M. Idy............................                8,000               1,000                9,000                *
Ronald McPherson.........................               20,194               1,000               21,194                *
Joseph H. Massot.........................               23,721              25,834               49,555                *
Stuart Mont..............................               35,531              71,168              106,699                *
Peter Wish...............................               11,573              27,500               39,073                *
Dennis P. Wherry.........................                    0               5,250                5,250                *
First Pacific Advisors, Inc. (6).........            1,838,500                   0            1,838,500              15.7
FPA Capital Fund, Inc. (6)...............              750,000                   0              750,000               6.4
Dimensional Fund Advisers, Inc.(7).......              660,746                   0              660,746               5.6
All Directors and Executive Officers
  as a Group (16 Persons)................            1,719,251           1,075,552            2,794,803              21.9


---------------
*    Less than 1%
(1)  Except as otherwise noted below, the address of all persons is c/o Recoton
     Corporation, 2950 Lake Emma Road, Lake Mary, Florida 32746. The address of
     Mr. Chu is c/o STD Holding Limited, Units F-J, 5th Floor, Block 2, Kwai Tak
     Industrial Centre, Kwai Tak Street, Kwai Chung, NT, Hong Kong; the address of Mr. Feffer is 60 Sutton Place, New York, NY 10022; the address of Mr.
     Friedman is 375 Park Avenue, Suite 2608, New York, New York 10152; the
     address of Mr. Idy is 440 Royal Palm Way, Palm Beach, Florida 33480; and
     the address of Mr. McPherson is 6519 Sweet Maple Lane, Boca Raton, Florida
     33433.
(2)  As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. It does not include securities which that person has the right to acquire. Shares
     Subject to Option includes shares that may be acquired currently or within
     60 days after March 31, 1999 through the exercise of stock options.
(3)  Includes 213,333 shares held by Mr. Borchardt as trustee for his children and 39,909 shares held by Mr. Borchardt's wife. Mr. Borchardt disclaims beneficial ownership of the shares owned by his wife. Also includes 546,666 shares held by a trust of which Mr. Borchardt and Mr. Irwin Friedman are the trustees and of which Mr. Borchardt is the beneficiary (the "Borchardt
     Trust"), the beneficial ownership of which shares may be attributable to
     Mr. Borchardt, and 589,284 shares held by a revocable living trust of which
     Mr. Borchardt is the sole trustee or in an individual retirement account in
     Mr. Borchardt's name. Excludes (a) 270,092 shares as to which Mr. Borchardt holds an irrevocable proxy (valid until August 2005) pursuant to an agreement among the Company, Mr. Borchardt, Stephen Chu and other shareholders and 122,190 shares as to which Mr. Borchardt holds an irrevocable proxy (valid until the earlier of November 2007 or two years after Micah Ansley and Diane Eberlein both cease to be Company employees)
     pursuant to an agreement between the Company, Mr. Borchardt, Micah Ansley and Diane Eberlein (such shares are to be voted consistent with the recommendation of the Board of Directors of the Company and the holders of such shares are generally free to sell such shares at any time), and (b)
     30,000 shares held by a foundation of which Mr. Borchardt is a director.
(4)  Irwin Friedman and Robert Borchardt share voting and investment power with respect to the shares held of record by the Borchardt Trust, of which
     Robert Borchardt is the beneficiary. The number of shares shown as owned by
     Mr. Friedman does not include the common shares owned by the Borchardt
     Trust.
(5)  Such shares are subject to an agreement between Mr. Chu, the Company,
     Robert Borchardt and other shareholders which expires in August 2005 pursuant to which Mr. Borchardt holds a proxy to vote the shares consistent with the recommendation of the Board of Directors of the Company. The reported number includes 175,202 of the total 270,092 shares subject to such agreement; Mr. Chu disclaims beneficial ownership of the remaining shares.
(6)  Based on a Schedule 13G Statement dated February 12, 1999 filed with the
     Commission, First Pacific Advisors, Inc. (11400 West Olympic Boulevard,
     Suite 1200, Los Angeles, CA 90064) had shared voting power with respect to
     544,000 shares and shared dispositive power with respect to 1,838,500 shares and FPA Capital Fund, Inc. (11400 West Olympic Boulevard, Suite
     1200, Los Angeles, CA 90064) had sole voting power and shared dispositive power with respect to 750,000 shares as of December 31, 1998. The 750,000 shares reported as owned by FPA Capital fund, Inc. are also included in the
     1,838,750 shares reported as owned by First Pacific Advisors, Inc. in the table. The Company cannot determine from such filing if any natural persons control the shares beneficially owned by First Pacific Advisors, Inc. or
     FPA Capital Fund Inc. and who shares the voting power on such shares.
(7)  Based on a Schedule 13G Statement dated February 12, 1999 filed with the
     Commission, Dimensional Fund Advisors Inc. (1299 Ocean Avenue, 11th Floor,
     Santa Monica, CA 90401), a registered investment advisor is deemed to have beneficial ownership of 660,746 shares as of December 31, 1998, all of which shares are held in various investment companies or other investment vehicles for which Dimensional Fund Advisors serves as investment manager.
     Dimensional Fund Advisors disclaims beneficial ownership of all such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For services rendered during the fiscal year ended December 31, 1998, the Company paid a total of $12,000 for financial consulting services to I. Friedman Equities, Inc., a company of which Mr. Irwin Friedman, a director of the Company, is a principal shareholder. In 1998 Mr. Friedman also received options under the Company's 1998 Stock Option Plan to purchase 4,000 shares at any exercise price of $22.625 per share exercisable at any time until March 22, 2008. This grant was in addition to the grant of 1,000 options made each non-employee director in 1998.

     Stuart Mont, the Company's Chief Operating Officer, Chief Financial Officer, Executive Vice President-Operations and a director, had loans aggregating at their maximum in 1998 of $475,841. The outstanding balance as of March 31, 1999 was $386,264.

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

Dated:  April 28, 1999