Form 10-Q
period 1999-03-31
RECOTON CORP
filed 1999-05-17
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999
                                       OR
/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to
         ___________


                         Commission file number: 0-5860
                          ----------------------------

                               RECOTON CORPORATION
             (Exact name of Registrant as Specified in its Charter)

         NEW YORK                                              11-1771737
(State or Other Jurisdiction                                  (IRS Employer
    of Incorporation or                                     Identification No.)
       Organization)


                     2950 LAKE EMMA ROAD, LAKE MARY, FLORIDA
                 32746 (Address of principal executive offices,
                               including zip code)
                                 (407) 333-8900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,713,803 Common Shares, par value $.20 per share, as of May 14, 1999.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                               MARCH 31,          DECEMBER 31,
                                         ASSETS                                 1999                  1998
                                         ------                            ----------------      --------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  30,092           $  21,385
   Accounts receivable (less allowance for doubtful
       accounts of $3,597,000 in 1999 and $4,940,000
       in 1998)                                                                 137,398             183,230
   Inventories                                                                  157,914             161,294
   Prepaid, refundable and deferred income taxes                                 13,934              12,931
   Prepaid expenses and other current assets                                     15,419              12,629
                                                                             ----------           ---------

                  TOTAL CURRENT ASSETS                                          354,757             391,469

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                                40,300              40,693
TRADEMARKS AND PATENTS (less accumulated amortization)                            4,711               4,777
GOODWILL (less accumulated amortization)                                         36,650              37,233
DEFERRED INCOME TAXES                                                             9,096               8,070
OTHER ASSETS                                                                      8,281               4,428
                                                                             -----------         -----------
                  T O T A L                                                    $453,795            $486,670
                                                                             ===========         ===========
                                   LIABILITIES

CURRENT LIABILITIES:
   Bank loans and drafts payable                                              $  64,000           $  95,526
   Current portion of long-term debt                                              9,362               9,359
   Accounts payable                                                              50,114              63,848
   Accrued expenses                                                              22,241              40,418
   Income taxes payable                                                           3,402               4,023
                                                                             -----------          ----------

                  TOTAL CURRENT LIABILITIES                                     149,119             213,174

LONG-TERM DEBT (less current portion above)                                     146,841             114,186
OTHER NONCURRENT LIABILITIES                                                     11,300              11,315
                                                                             -----------          ----------

                  TOTAL LIABILITIES                                             307,260             338,675
                                                                              ---------            --------

                                  SHAREHOLDERS' EQUITY

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                --                  --
COMMON SHARES - $.20 par value each - authorized
   25,000,000 shares; issued 12,936,870 shares in
   1999 and 12,933,704 shares in 1998                                             2,587               2,587
ADDITIONAL PAID-IN CAPITAL                                                       83,370              80,867
RETAINED EARNINGS                                                                73,624              75,088
CUMULATIVE OTHER COMPREHENSIVE INCOME                                            (6,583)             (4,090)
                                                                             ----------          ----------
                  TOTAL                                                         152,998             154,452

TREASURY SHARES - 1,235,717 shares in 1999 and
   1,235,367 shares in 1998, at cost                                             (6,463)             (6,457)
                                                                            -----------          ----------

                  TOTAL SHAREHOLDERS' EQUITY                                    146,535             147,995
                                                                            -----------          ----------
                  T O T A L                                                    $453,795            $486,670
                                                                            ============         ==========

                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 -------------------------
                                                                                  1999             1998
                                                                                 --------       ----------

NET SALES                                                                        $143,906         $144,717
COST OF SALES                                                                      87,998           89,607
                                                                               ----------       ----------
GROSS PROFIT                                                                       55,908           55,110
                                                                               ----------       ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       52,843           47,449
INTEREST EXPENSE                                                                    5,239            3,500
INVESTMENT INCOME                                                                    (168)             (79)
                                                                               -----------     -----------
            T O T A L                                                              57,914           50,870
                                                                               ----------        ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                  (2,006)           4,240
INCOME TAX PROVISION (CREDIT)                                                        (542)             636
                                                                             ------------      -----------
NET INCOME (LOSS)                                                                 $(1,464)          $3,604
                                                                             ============      ===========
INCOME (LOSS) PER SHARE:
   BASIC                                                                            $(.13)            $.31
                                                                                    =====             ====
   DILUTED*                                                                         $(.13)            $.30
                                                                                    =====             ====
NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
    BASIC                                                                          11,699           11,582
                                                                                   ======           ======

    DILUTED*                                                                       11,699           11,885
                                                                                   ======           ======

DIVIDENDS                                                                           NONE              NONE
                                                                                    ====              ====

* The effect of the assumed exercise of outstanding stock options and warrants for the three months ended March 31, 1999 is antidilutive and therefore is not reflected in the diluted loss per share.

                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (TABULAR AMOUNTS IN THOUSANDS)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1999          1998
                                                                                  ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $   (1,464)       $  3,604
                                                                                  -----------       --------
   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                     2,231           2,015
      Amortization of intangibles                                                        896             773
      Provision for (recoveries of) losses on accounts receivable                       (465)            611
      Deferred income taxes                                                              551            (409)
      Expense applicable to stock options granted at
         prices less than fair market value                                                               55
      Change in asset and liability accounts:
         Accounts receivable                                                          44,028           7,025
         Inventory                                                                     1,882          (6,237)
         Prepaid and refundable income taxes                                          (2,495)           (393)
         Prepaid expenses and other current assets                                    (2,830)           (327)
         Other assets                                                                   (762)           (177)
         Accounts payable and accrued expenses                                       (30,960)         (6,554)
         Income taxes payable                                                            471             912
         Other noncurrent liabilities                                                     27             (56)
                                                                                   ----------        --------

             TOTAL ADJUSTMENTS                                                        12,574          (2,762)
                                                                                   ----------        --------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                11,110             842
                                                                                   ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                              (32)            (49)
   Expenditures for property and equipment                                            (1,976)         (2,974)
                                                                                   ----------        --------

             NET CASH USED FOR INVESTING ACTIVITIES                                   (2,008)         (3,023)
                                                                                   ----------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under credit agreements
        and other bank debt                                                         $(31,526)        $(4,400)
    Net proceeds from sale of senior subordinated notes                               33,899
    Repayment of long-term bank borrowings                                            (2,336)         (2,176)
    Proceeds from exercise of stock options                                               12             528
    Purchase of treasury stock                                                            (5)             (6)
                                                                                   -----------       --------

             NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         44          (6,054)
                                                                                   -----------       --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                     (439)            (29)
                                                                                   -----------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   8,707          (8,264)

CASH AND CASH EQUIVALENTS - January 1                                                 21,385          17,247
                                                                                   -----------       --------

CASH AND CASH EQUIVALENTS - MARCH 31                                                $ 30,092         $ 8,983
                                                                                   ===========       ========

SUPPLEMENTAL DISCLOSURES:
    INTEREST PAID                                                                   $  4,431         $ 3,615
                                                                                   ===========       ========

    INCOME TAXES PAID (REFUNDS RECEIVED)                                            $    136         $   593
                                                                                   ===========       ========

                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                         (TABULAR AMOUNTS IN THOUSANDS)

NOTE A - The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1998, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

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


NOTE C  -   Inventory at March 31, 1999 is comprised of:
              Raw materials and work-in-process                  $  33,937
              Finished goods                                       112,812
              Merchandise in-transit                                11,165
                                                                 ----------

                      T O T A L                                   $157,914
                                                                 ==========

NOTE D -   Total comprehensive income is summarized as follows:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ---------------------
                                                          1999         1998
                                                       --------      -------
           Net income (loss)                           $(1,464)      $ 3,604
           Other comprehensive income - foreign
             currency transaction adjustments (net
             of income tax effect)                      (2,493)       (1,302)
                                                       -------       -------

               Total comprehensive income (loss)       $(3,957)      $ 2,302
                                                       =======       =======

NOTE E - In connection with the sale of $35 million of senior subordinated notes to institutional investors in February 1999, the Company issued 310,000 common stock purchase warrants valued at approximately $2,490,000; such amount has been credited to additional paid-in capital and is being charged to operations over the term of the notes.

NOTE F - The following table presents certain operating segment information for each of the three month periods ended March 31, 1999 and March 31, 1998:

                                           (IN THOUSANDS)
                        -------------------------------------------------------
                        VIDEO AND
                         COMPUTER
                           GAME         RAC    ACCESSORIES UNALLOCATED
                         BUSINESS     BUSINESS  BUSINESS    CORPORATE     TOTAL
                        ----------    -------- ----------- -----------    -----

      1999:
       Net sales:
        External customers  $ 50,012 $ 47,541  $ 46,353                $143,906
        Intersegment           6,509    1,067       131                   7,707

       Income (loss) before
        income taxes           3,677   (4,671)    3,987    $(4,999)      (2,006)

      1998:
       Net sales:
        External customers $  53,995 $ 48,042  $ 42,680                $144,717
        Intersegment           7,789      475       309                   8,573

       Income (loss) before
        income taxes           6,724   (3,010)    3,804    $(3,278)       4,240

NOTE G - See "Legal Proceedings" in Part II, Item 1 of this Form 10-Q for a discussion of a lawsuit commenced in April 1999 against Interact Accessories, Inc. (a wholly-owned subsidiary of the Company) and one of its suppliers by Sony Computer Entertainment America, Inc. See "Legal Proceedings" in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1998 for a discussion of the status of the investigation conducted by the United States Customs Service and the United States Attorney's Office in Orlando, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Comparison for the Quarters Ended March 30, 1999 and 1998

GENERAL

          Recoton Corporation (with its subsidiaries, Recoton or the Company) is a global leader in the development, manufacturing and marketing of branded video and computer game accessories, home and mobile audio products and other electronic accessories for aftermarket use by consumers. Recoton's diverse accessory lines include highly functional accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz (MHz) wireless technology headphones and speakers. The Company's products are sold under various brand names including: AAMP, ADVENT, AMBICO, AMPERSAND, AR/ACOUSTIC RESEARCH, DISCWASHER, HECO, INTERACT, JENSEN, LINEAR RESEARCH, MACAUDIO, MAGNAT, NHT(NOW HEAR THIS), NITRO, PARSEC, PERIPHERAL, PHASE LINEAR, RECOTON, REMBRANDT, ROADGEAR, ROSS, SOLE CONTROL, SOUNDQUEST, AND STINGER.

          A significant part of Recoton's growth strategy has been to expand through acquisitions. Since prior to 1995, Recoton has developed, manufactured and marketed a broad range of consumer electronic accessories. In 1995 the Company significantly expanded into the video and computer game accessory business with the acquisition of STD Holding Limited, a Hong Kong-based company, and the business of its U.S. distribution arm now operating under the name InterAct Accessories, Inc. In August 1996, Recoton acquired the branded products business of International Jensen Incorporated (now known as Recoton Audio Corporation), which allowed the Company to enter the market for loudspeakers and other audio products for home and automotive aftermarket use as well as expand the Company's foothold for growth worldwide.

          Commencing with its financial statements for the year ended
December 31, 1998, the Company has classified its business into three principal segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs have been allocated to each segment on the basis used for internal management decision making purposes.

          Listed below are the Company's three segments:

o VIDEO AND COMPUTER GAME BUSINESS: This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries (STD), including its manufacturing operations producing video and computer game accessories and InterAct Accessories, Inc. (InterAct), the Company's distributor of computer and video game accessories in the United States. Products sold under the INTERACT brand name include peripherals and other accessories to enhance the enjoyment of playing video and computer games, including joysticks, controllers, game steering wheels and other accessories as well as computer and multi-media accessories. The profits on products produced by STD for and sold by the Company's other business segments has been allocated to them. For the three months ending March 31, 1999 approximately 35% of the Company's revenues were from sales by this segment.

o RECOTON AUDIO CORPORATION BUSINESS: This segment consists of Recoton Audio Corporation and its United States and European subsidiaries (RAC), which primarily sell audio products for home and aftermarket mobile use. Home audio products are sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN AND NHT/(NOW HEAR THIS) brand names and in Europe under the HECO and MAGNAT brand names. Home audio products include state-of-the-art designed high-fidelity, high-performance stereo and home theater loudspeaker systems. Audio products for the automobile and marine aftermarket, sold under the ADVENT, JENSEN, LINEAR RESEARCH, NITRO, PHASE LINEAR and ROADGEAR brand names in the United States and the MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. For the three months ending March 31, 1999 approximately 33% of the Company's revenues were from sales by this segment.

o ACCESSORIES BUSINESS: This segment consists of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far
    East) Ltd., a Hong Kong distributor; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Limited, a Canadian distributor of all Recoton products. Products sold include indoor and outdoor television antennas, storage cases, headphones, remote controls, and other accessories for home and mobile audio, camcorder, cellular and standard telephone, music and video products, and 900 MHz and other wireless technology products marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR, SOLE CONTROL, SOUNDQUEST AND STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. For the three months ending March 31, 1999, approximately 32% of the Company's revenues were from sales by this segment.

RESULTS OF OPERATIONS

          The following table presents certain operating segment information for the indicated three months ended March 31.

                                            (IN MILLIONS)
                                -----------------------------------------------
                                Video and Computer     RAC          Accessories
1999                             Game Business       Business        Business
------------------              ------------------  -----------    ------------
Net sales.......................    $50.0            $47.5             $46.4
Gross profit....................     22.9             14.4              18.6
Income (loss) before
 income taxes and unallocated
 expenses.......................      3.7             (4.7)              4.0

                                Video and Computer     RAC          Accessories
1998                             Game Business       Business        Business
------------------               -------------      ----------      -----------
Net sales.......................    $54.0            $48.0             $42.7
Gross profit....................     24.5             14.8              15.8
Income (loss) before
 income taxes and unallocated
 expenses.......................      6.7             (3.0)              3.8


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

          Net sales for the first quarter were $143.9 million compared to $144.7 million in the first quarter of 1998. Sales by segment were as follows:

          o Sales for the video and computer game business for the first quarter of 1999 were $50.0 million, a decrease of 7.4% compared to $54.0 million for the same period in 1998. Sales in the 1998 first quarter were exceptionally high as retailers replenished depleted inventories after an unexpectedly strong 1997 holiday selling season. Sales in the 1998 first quarter were also bolstered by new video and PC game accessories product introductions by InterAct. While the 1998 holiday sell-through was considered strong by retailers, they had anticipated a stronger than actual holiday selling season and consequently entered the first quarter of 1999 with higher inventories of video and PC game products than they had in the prior year's first quarter. Sell-through of the Company's video and PC game accessories remain strong and the Company plans to begin introducing many new products for delivery in the second half of 1999 and into 2000 to coincide with the introductions of new platforms by Sony, Nintendo and Sega. In addition, InterAct previewed at the recent Electronics Entertainment Expo in Los Angeles its entry into the world of e-commerce with the debut of SharkWire Online(TM), the first and only game console add-on system that introduces gamers to their own on-line community. The Company also recently announced a licensing agreement with Mattel, Inc. which allows it to offer an array of licensed Barbie(R) brand peripherals and accessories for Sony's PlayStation(R), Nintendo's GameBoy(R) and personal computers.

          o Net sales for the RAC business for the first quarter of 1999 were $47.5 million compared to $48.0 million for the same period in 1998. The reduction in sales by the RAC business is due primarily to lower sales of its domestic home audio speaker products as a result of planned discontinuance of certain low-margin products and lower sales in Europe due to generally soft economic conditions. In spite of soft sales in Europe and in the domestic home audio business, this segment enjoyed continued growth in mobile electronic products.

          o Sales by the accessory business increased to $46.4 million for the first quarter of 1999 from $42.7 million in the first quarter of 1998. This was mainly due to increased accessory sales of the Company's licensed SPRINT brand of telephone accessories and continued growth in the AAMP/Stinger division.

         Gross profit for the first quarter of 1999 increased to $55.9 million and increased as a percentage of net sales to 38.9% from 38.1% for the same period in 1998. The gross margin increase was due mainly to increased margins on AAMP products and accessory products being distributed under the SPRINT license. Gross profit and gross margin in the first quarter of 1999 compared to the prior year's quarter by segments was as follows:

          o Gross profit for the video and computer game business decreased $1.6 million to $22.9 million due to the decrease in sales of this segment. Gross margin, however, increased slightly from 45.4% to 45.8% due to product mix.

          o Gross profit for the RAC business decreased $0.4 million to $14.4 million in the first quarter of 1999. Gross margin decreased from 30.8% of net sales in 1998 to 30.3% in 1999. The decrease in gross margin was due to a decrease in sales of home audio products and soft sales in Europe.

          o Gross profit for the accessories business increased $2.8 million to $18.6 million for the first quarter of 1999 and gross margin increased from 37.0% for the first quarter of 1998 to 40.1% for the first quarter in 1999 mainly due to increased sales of the Company's licensed SPRINT brand of telephone accessories and mobile audio installation products sold under the AAMP/Stinger brands.

          Selling, general and administrative expenses increased for the first quarter of 1999 from the levels in the first quarter of 1998 by $5.4 million to $52.8 million, and increased as a percentage of net sales from 32.8% in 1998 to 36.7% in 1999. The increase was primarily attributable to increased market development and promotional activities on InterAct products less the benefit of lower bad debt expense resulting primarily from the recovery of certain bad debts previously written off.

          Interest expense (net of investment income) increased by $1.7 million to $5.1 million for the first quarter of 1999 compared to the same period in 1998. The increase was attributable to the Company's increased level of borrowing and higher interest costs associated with its outstanding debt. See "LIQUIDITY AND CAPITAL RESOURCES."

          On a consolidated basis, the loss before income taxes for the first quarter of 1999 was $2.0 million compared to income of $4.2 million reported for the same period in 1998. This change is mainly due to increased promotional dollars to retailers to assist them in selling through higher inventory levels of video and PC game products, as well as losses for the home audio division which includes a charge of $1.2 million related to the closing of the Company's audio amplifier manufacturing division acquired in 1997 at a cost of $1.1 million. The following discussion on a segment basis reflects results before income taxes and before unallocated expenses, which expenses consist primarily of interest:

          o Income before income taxes and unallocated expenses for the video and computer game business was $3.7 million for the first quarter of 1999 compared to $6.7 million in the first quarter of 1998. This difference was mainly due to higher promotional expenses in 1999 than in 1998 due to pricing pressures.

          o Loss before income taxes and unallocated expenses for the RAC business was $4.7 million, which includes a loss before income taxes and unallocated expenses of the U.S. home audio division of RAC of $2.6 million, for the first quarter of 1999 compared to a loss of $3.0 million for the first quarter of 1998.

              Income before income taxes and unallocated expenses for the accessories business was $4.0 million for the first quarter of 1999 compared to $3.8 million for the first quarter of 1998.

          In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which have been subject to a tax holiday. Recoton's Chinese subsidiary, being a production-oriented Foreign Investment Enterprise located in a Special Economic Zone in China, was granted a five year tax holiday beginning in 1996. This tax holiday allows for full exemption from Chinese corporate tax for the 1996 and 1997 years, and a 50% exemption for the following three years. Through March 31, 1999, the Company has not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries are considered indefinitely invested. The Company's effective income tax rate on future earnings form Hong Kong and additional U.S. income taxes on the Hong Kong retained earnings at March 31, 1999 are, in part, dependent upon the Company's future domestic cash requirements. While the Company currently projects that its Hong Kong retained earnings at March 31, 1999 will remain indefinitely invested, such estimate is subject to future revision based upon such factors as the Company's domestic operations, its ability to borrow or otherwise obtain funds to finance its operations, market conditions in the consumer electronics industry and general economic conditions in the United States and Asia. The Company's income tax expense for the first quarter of 1999 is based on a 27% estimated effective annual income tax rate for 1999. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. This resulted in a net income tax credit of $542,000 for the three months ended March 31,1999. For the three months ended March 31, 1998, the Company's income tax expense was based upon a 15% estimated effective annual income tax rate.

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income or loss and foreign currency translation adjustments (which adjustments were a negative $2.5 million for the three months ended March 31, 1999 and a negative $1.3 million for the same period in 1998). Included in the consolidated statements of stockholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the three months ended March 31, 1999 and 1998, and the related foreign currency translation adjustments recorded by the Company, in addition to the changes in net income or loss, comprehensive loss for the quarter ended March 31, 1999 was $4.0 million as compared to comprehensive income of $2.3 million for the quarter ended March 31, 1998. (See Note D of the notes to the Condensed Consolidated Financial Statements.)

          For the first quarter of 1999, basic and diluted EPS were a loss of $.13/share on average outstanding shares of 11,699,000. For the first quarter of 1998, basic EPS was $.31/share and diluted EPS was $.30/share based on average shares of 11,582,000 (basic) and 11,885,000 (diluted).

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. The Company elected early adoption of the SOP for 1998 which resulted in the capitalization of software development costs of approximately $405,000 for the year ended 1998,all of which was reflected in the fourth quarter of 1998. For the three months ended March 31, 1999 approximately $150,000 of such cost was capitalized. The after tax effect on net income for the first quarter of 1999 was approximately $110,000 or $.01 per diluted share.

          In view of the Company's operating performance, it has recently retained the services of a consulting firm to aid in the evaluation, development and implementation of a comprehensive plan geared towards improving the Company's overall operations, cash flow and return on assets. The plan, when finalized, may result in significant restructuring charges. Recoton and its Board of Directors expect to have a comprehensive plan completed and to commence implementation by approximately July 15, 1999.

IMPACT OF INFLATION AND CHANGING PRICES

          The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the three months ending March 31, 1999 was negligible.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings under credit facilities provided by banks in the United States and abroad and proceeds from the sale of the Company's securities, including the private placement of the Company's notes. At March 31, 1999, the Company had cash and cash equivalents of $30.1 million compared with $21.4 million at December 31, 1998.

          At March 31, 1999, the Company had working capital of approximately $205.6 million as compared to approximately $178.3 million at December 31, 1998. The Company's ratio of current assets to current liabilities was 2.4 to 1 at March 31, 1999 and 1.8 to 1 at December 31, 1998. The increase in working capital and the working capital ratio are primarily the result of the proceeds from the issuance of $35 million in aggregate principle amount of senior subordinated notes used to reduce outstanding borrowings under the revolving credit facility. Trade receivables decreased $45.8 million to $137.4 million at March 31, 1999 as compared to December 31, 1998. Inventories decreased from December 31, 1998 levels by $3.4 million to $157.9 million at March 31, 1999. Accounts payable and accrued expenses decreased $31.9 million to $72.4 million at March 31, 1999. These changes ae the result of the Company's normal sales patterns, where sales have traditionally been higher in the third and fourth quarters of each year.

          The Company currently has a multibank credit facility (the Credit Facility), entered into in January 1997 and modified several times with the most recent modification occurring on March 12, 1999. The Company presently has a $86.5 million revolving credit facility through December 26, 1999, reduced from $101.5 million, which was in effect on December 31, 1998. The outstanding borrowings and commitments pursuant to letters of credit under the revolving facility were approximately $76.0 million at March 31, 1999 as compared to $95.7 million at December 31, 1998. The Company also has a $15.0 million term loan, repayable in quarterly installments with the last installment due in May 2001 ($11.3 million balance as of March 31, 1999). The revolving credit loans and term loan bear interest at various rates depending on elections made by the Company. The applicable rates include rates tied to the London Inter Bank Offering Rate (LIBOR) and rates tied to the greater of the prime rate or a federal funds-based rate. As of March 31, 1999 the loan tied to the LIBOR rate bore interest at approximately 8.70% per annum and loans tied to the prime rate bore interest at approximately 8.25%. The majority of the Company's borrowings under the revolver and the term loan are at the LIBOR based rate. It is unlikely that the revolving credit facility will be extended at the time of its expiration in December 1999. The Company is currently in the process of negotiating with institutional lenders various alternate financing sources. There can not, however, be any assurance that a replacement facility will be arranged.

          In January 1997, the Company issued $75 million in principal amount of adjustable rate senior notes due January 6, 2007 (the 1997 Notes), which bear interest at 9.75% (8.75% in 1998) per annum. The 1997 Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning January 2001. In September 1998, the Company issued an additional $25 million in principal amount of 10-year senior notes due September 1, 2008 (the 1998 Notes), which bear interest at 9.52%, on terms substantially identical to the Senior Notes. The 1998 Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning September 2002.

          In 1999, both note agreements were amended and the interest rates were increased effective January 1, 1999 to 9.75% and 9.52% for the $75 million and $25 million notes, respectively, subject to reduction to 9.25% on the $75 million notes and 9.02% on the $25 million notes should the Company receive certain stipulated minimum proceeds from the public sale of either or both of its common stock or subordinated debt.

          In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) and 310,000 common stock purchase warrants. The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility. The 1999 Notes are subject to required prepayment from the proceeds received by the Company from the sale of either high yield indebtedness or common shares. Interest is payable quarterly at 11.5% a year to November 4, 1999 increasing to 12.5% per annum on November 4, 1999 and by 0.50% per annum on each of the next five interest payment dates. The common share purchase warrants are exercisable at $18.26 a share and mature on February 4, 2004. The note agreements also provide that if any of the 1999 Notes are not repaid by May 4, 2001, the Company will issue to the holders of the 1999 Notes additional common share purchase warrants to purchase such number of shares as equals 310,000 multiplied by a fraction, the numerator of which is the then-unpaid principal amount of notes and the denominator of which is $35 million. The pricing of the additional warrants would be based on market values for the Company's common shares at that time.

          The Company also has outstanding borrowings from one member of the multibank credit lenders aggregating approximately $9.6 million at March 31, 1999, which are due at various times through July 2001. Covenants similar to those applicable to the multibank credit facility apply to these loans. The Company has granted two mortgages on Florida property which it owns to secure repayment of $2.6 million of such indebtedness. Interest rates on such loans ranged between 6.6% and 8.4%.

          Certain of the Company's foreign subsidiaries have lines a credit of approximately $17.4 million with foreign banks, primarily for import facilities. The banks have security interests to the extent of merchandise purchased under these lines. As of March 31, 1999, there were no trust receipt loans and approximately $3.6 million of letters of credit outstanding which reduce the amounts available under the domestic and foreign lines.

          At December 31, 1998 and at various times prior to such date, the Company was not in compliance with certain financial covenants, including those involving the maintenance of financial ratios and minimum tangible net worth, under the notes and the Credit Facility. At such times both the note holders and bank lenders either amended the covenants or waived the Company's non-compliance with such covenants and temporarily relaxed such covenants until such time as terms of the Credit Facility and notes were amended to include less restrictive covenants. At March 31, 1999, the Company was in compliance with the amended covenants under the notes and the Credit Facility. However, there can be no assurances that the Company will be in compliance in subsequent quarters or that the bank lenders or note holders will waive or amend any of the covenants should the Company be in violation of any such covenants in the future.

          The Company expects to soon reach agreements with the U.S. Attorney's Office and U.S. Customs Service to settle all outstanding criminal and civil matters involved in a pending customs investigation. The Company plans to enter guilty pleas to a number of counts involving country of origin mismarking and undervaluation of imports, which will be subject to judicial approval. The Company is presently negotiating the precise terms of written agreements with the government. While the Company is optimistic that this matter will be settled shortly, there can be no assurance that the agreements will be finalized or approved. In the three months ended December 1998, the Company recorded $14.0 million for this global settlement, which together with related fees and costs of approximately $1.0 million, was separately reflected in the 1998 consolidated statement of operations. The classification of the accrual on the consolidated balance sheets is based on the expected periods of payment, subject to approval by the government.

          In January 1998, the Company completed construction of an approximately 318,000 square foot expansion of its warehouse on its Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

          To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.75 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, as a result of the turmoil in the Asian currency markets which began in mid-1998, there can be no assurance that these relationships will continue.

          The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. The Company's shareholders' equity was reduced by a foreign currency translation adjustment of approximately $2.5 million for the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company's shareholders' equity was reduced by a foreign currency translation adjustment of approximately $1.3 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustment, had no material impact on the Company's results of operations but such adjustments served to reduce the Company's tangible net worth close to levels required to be maintained under financial covenants in the Company's loan and note purchase agreements.

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

YEAR 2000

          The Company is in the process of analyzing and addressing what is known as the year 2000 (or Y2K) issue. Based on current information, the Company believes that it will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on the Company's results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, many of which are dependent on efforts of third parties. For a discussion of this problem see the Company's Form 10-K for the year ended December 31, 1999, " Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

          As noted in such Form 10-K, the Company is currently in the process of contacting its key vendors and service providers, as well as key customers, to ascertain their Y2K compliance to the extent that their problems could affect the Company's internal systems or other aspects of the Company's business. Inquiry letters have been sent to all key United States and most key foreign vendors, service providers and customers. Returns from such persons are being received. The Company expects to complete that information gathering process by June 1, and if appropriate responses are not received from a vendor, service provider, or customer, the Company will assume that such persons will not be Y2K compliant and will commence the process of ascertaining whether any contingency plans will be necessary. The Company has not yet determined when it will have that process completed. The Company at this time cannot make any prediction as to the degree of compliance by such vendors and service providers or the consequence to the Company of any noncompliance. Any serious Y2K problems which significant vendors and service providers encounter could materially adversely impact the Company. If significant customers (especially those which are ordering from the Company electronically) have Y2K problems, that also could materially adversely impact the Company by seriously impacting the level of their purchases from the Company until such problems are resolved.

IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

          The Company has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. It also sells to additional countries in Europe. For the three months ended March 31, 1999, approximately 15% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The Company does not at this time anticipate that the adoption of the Euro and any resulting changes in European economic and market conditions will have any material adverse impact on the Company or its European business. For a further discussion of the implications to the Company regarding the adoption of a common European currency, see the Company's form 10-K for the year ended December 31, 1999, "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          All of the Company's foreign borrowings are denominated in U.S. dollars, its functional currency. A substantial portion approximately 83% of the Company's borrowings bear fixed interest rates. However, borrowings under the revolving credit portion of the Credit Facility are made at rates in effect when the loans are made and remain in effect until they are "rolled-over" (typically 30 to 60 days later), unless the Company has elected to borrow at the prime rate or other floating interest rate under one of several interest rate options available to it when each loan is made. A $15.0 million term loan ($11.3 million balance as of March 31, 1999), which is due in installments through May 2001, bears interest which varies on a quarterly basis with changes in the Company's financial ratios and changes in LIBOR.

          The Company and certain of its subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at March 31, 1999 (expressed in U.S. dollars at current exchange rates) for foreign currency loans made by the Company and its subsidiaries to other subsidiaries in Germany and Italy is $32.9 million. These loans have no fixed due dates.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          SONY V. INTERACT. Sony Computer Entertainment America Inc. (SCEA) sued InterAct Accessories, Inc., a subsidiary of the Company, and Datel Electronics, Ltd., the supplier of InterAct's GameShark product, in the U.S. District Court for the Northern District of California on April 7, 1999. SCEA alleges that InterAct disclosed the password to SCEA's development web site to Datel, and that Datel downloaded programs, documentation and other files related to Sony's PlayStation product. The complaint seeks a preliminary and permanent injunction, actual damages, compensatory damages in excess of $1 million, an accounting of all profits derived from infringement, a constructive trust of all benefits gained by defendants, punitive damages, pre-judgment interest and costs. The parties agreed to expedited discovery and a preliminary injunction against sale by Datel of any product which "incorporates, or was designed and/or developed, in whole or in part, with the aid of, reference to, or access to any" SCEA proprietary data. The matter is currently in discovery. The Company believes that the version of the GameShark being sold for use with Sony's PlayStation does not violate the preliminary injunction or the requested permanent injunction. Sales of such product have not at this time been affected by the action.

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

                                      RECOTON CORPORATION


                                     /S/ ROBERT L. BORCHARDT
                                     ------------------------------
                                     Robert Borchardt
                                     Chairman of the Board, President and Chief
                                     Executive Officer


                                     /S/ JOSEPH H. MASSOT
                                     --------------------------------
                                     Joseph H. Massot
                                     Vice President, Treasurer and Principal
                                     Accounting Officer

Dated:  May 17, 1999

                                  EXHIBIT INDEX

      27  Financial Data Schedule