Form 10-Q
period 1999-06-30
RECOTON CORP
filed 1999-08-16
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ___________


                         Commission file number: 0-5860
                          ----------------------------

                               RECOTON CORPORATION
             (Exact name of Registrant as Specified in its Charter)

              NEW YORK                                      11-1771737
   (State or Other Jurisdiction of                        (IRS Employer
           Incorporation or                             Identification No.)
            Organization)

                     2950 LAKE EMMA ROAD, LAKE MARY, FLORIDA    32746
                (Address of principal executive offices, including zip code)

                                 (407) 333-8900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,732,524 common shares, par value $.20 per share, as of August 14, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                JUNE 30,           DECEMBER 31,
                                                                             ------------        --------------
                                         ASSETS                                  1999                 1998
                                         ------                              ------------        --------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  18,459            $ 21,385
   Accounts receivable (less allowance for doubtful
       accounts of $3,499,000 in 1999 and $4,940,000
       in 1998)                                                                139,093             183,230
   Inventories                                                                 174,984             161,294
   Prepaid, refundable and deferred income taxes                                13,951              12,931
   Prepaid expenses and other current assets                                    16,577              12,629
                                                                             ---------            --------

                  TOTAL CURRENT ASSETS                                         363,064             391,469

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                               39,727              40,693
TRADEMARKS AND PATENTS (less accumulated amortization)                           4,702               4,777
GOODWILL (less accumulated amortization)                                        36,094              37,233
DEFERRED INCOME TAXES                                                            9,744               8,070
OTHER ASSETS                                                                     7,960               4,428
                                                                             ---------            --------

                  T O T A L                                                   $461,291            $486,670
                                                                             =========            ========

                                       LIABILITIES
                                       -----------
CURRENT LIABILITIES:
   Bank loans and drafts payable                                              $ 63,000            $ 95,526
   Current portion of long-term debt                                             9,363               9,359
   Accounts payable                                                             72,615              63,848
   Accrued expenses                                                             22,152              40,418
   Income taxes payable                                                          1,659               4,023
                                                                             ---------           ---------

                  TOTAL CURRENT LIABILITIES                                    168,789             213,174

LONG-TERM DEBT (less current portion above)                                    144,498             114,186
OTHER NONCURRENT LIABILITIES                                                    10,286              11,315
                                                                             ---------           ---------

                  TOTAL LIABILITIES                                            323,573             338,675
                                                                             ---------           ---------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                --                  --
COMMON SHARES - $.20 par value each - authorized
   25,000,000 shares; issued 12,949,520 shares in
   1999 and 12,933,704 shares in 1998                                            2,590               2,587
ADDITIONAL PAID-IN CAPITAL                                                      83,517              80,867
RETAINED EARNINGS                                                               65,833              75,088
CUMULATIVE OTHER COMPREHENSIVE INCOME                                           (7,758)             (4,090)
                                                                             ---------           ---------

                  TOTAL                                                        144,182             154,452

TREASURY SHARES - 1,235,717 shares in 1999 and
   1,235,367 shares in 1998, at cost                                            (6,464)             (6,457)
                                                                             ---------            --------

                  TOTAL SHAREHOLDERS' EQUITY                                   137,718             147,995
                                                                             ---------             -------
                  T O T A L                                                   $461,291            $486,670
                                                                             =========            ========

                                The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                          -------------------------              ------------------------------
                                                             1999          1998                    1999                 1998
                                                          -----------   -----------              ----------         -----------
NET SALES                                                  $141,798       $134,104                $285,704            $278,821
COST OF SALES                                                92,480         79,925                 180,478             169,532
                                                         ----------     ----------                --------            --------

GROSS PROFIT                                                 49,318         54,179                 105,226             109,289
                                                         ----------     ----------                --------            --------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 51,258         46,680                 104,101              94,129
INTEREST EXPENSE                                              5,527          3,893                  10,766               7,393
INVESTMENT INCOME                                              (218)          (126)                   (386)               (205)
                                                         ----------     ----------                --------            --------

            T O T A L                                        56,567         50,447                 114,481             101,317
                                                         ----------     ----------                --------            --------

INCOME (LOSS) BEFORE INCOME TAXES                            (7,249)         3,732                  (9,255)              7,972
INCOME TAX PROVISION                                           (542)          (560)                                     (1,196)
                                                         ----------     ----------                --------            --------

NET INCOME (LOSS)                                        $   (7,791)     $   3,172               $  (9,255)          $   6,776
                                                         ==========      =========               =========           =========

INCOME (LOSS) PER SHARE:
   BASIC                                                      $(.67)          $.27                   $(.79)               $.58
                                                              =====           ====                   =====                ====

   DILUTED*                                                   $(.67)          $.26                   $(.79)               $.56
                                                              =====           ====                   =====                ====

NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
    BASIC                                                    11,710         11,645                  11,705              11,614
                                                             ======         ======                  ======              ======

    DILUTED*                                                 11,710         12,392                  11,705              12,138
                                                             ======         ======                  ======              ======

DIVIDENDS                                                    NONE           NONE                    NONE                NONE
                                                             ====           ====                    ====                ====


* The effect of the assumed exercise of outstanding stock options and warrants for the three and six months ended June 30, 1999 is antidilutive and therefore is not reflected in the diluted loss per share.


                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1999            1998
                                                                                      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $ (9,255)         $  6,776
                                                                                      --------          --------

   Adjustments to reconcile results of operations to net cash provided by operating activities:
      Depreciation                                                                       4,628             4,192
      Amortization of intangibles                                                        1,959             1,558
      Provision for (recoveries of) losses on accounts receivable                         (333)            1,063
      Deferred income taxes                                                               (940)           (3,378)
      Expense applicable to stock options granted at
         prices less than fair market value                                                                   55
      Change in asset and liability accounts:
         Accounts receivable                                                            40,731            14,304
         Inventory                                                                     (15,590)          (47,675)
         Prepaid and refundable income taxes                                            (1,397)              (28)
         Prepaid expenses and other current assets                                      (3,690)            1,201
         Other assets                                                                     (679)           (1,587)
         Accounts payable and accrued expenses                                          (9,093)            2,330
         Income taxes payable                                                           (1,157)            3,759
         Other noncurrent liabilities                                                      (69)              (14)
                                                                                      --------       -----------

             TOTAL ADJUSTMENTS                                                          14,370           (24,220)
                                                                                      --------       -----------

             NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                        5,115           (17,444)
                                                                                      --------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                               (180)              (71)
   Expenditures for property and equipment                                              (3,862)           (7,015)
                                                                                       -------         ---------

             NET CASH USED FOR INVESTING ACTIVITIES                                     (4,042)           (7,086)
                                                                                       -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) under credit agreements
        and other bank debt                                                            (32,524)           24,000
    Net proceeds from sale of senior subordinated notes                                 33,880
    Repayment of long-term bank borrowings                                              (4,676)           (4,672)
    Proceeds from exercise of stock options                                                161             1,558
    Purchase of treasury stock                                                              (7)             (105)
                                                                                    ----------        ----------

             NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       (3,166)           20,781
                                                                                    ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                       (833)              (34)
                                                                                      --------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,926)           (3,783)

CASH AND CASH EQUIVALENTS - January 1                                                   21,385            17,247
                                                                                      --------          --------

CASH AND CASH EQUIVALENTS - JUNE 30                                                   $ 18,459           $13,464
                                                                                      ========           =======

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                     $  9,994           $ 7,789
                                                                                      ========           =======

    Income taxes paid (net of refunds received)                                       $  3,328           $   483
                                                                                      ========           =======

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

                                  JUNE 30, 1999

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

NOTE C  - Inventory at June 30, 1999 is comprised of:

                 Raw materials and work-in-process    $ 34,804
                 Finished goods                        132,130
                 Merchandise in-transit                  8,050
                                                      --------

                      T O T A L                       $174,984
                                                      ========

NOTE D -  Total comprehensive income is summarized as follows:


                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                  ------------------------    -------------------------
                                                                      1999         1998          1999          1998
                                                                  -----------  -----------    ------------  -----------
              Net income (loss)                                     $(7,791)      $ 3,172      $  (9,255)    $  6,776

              Other comprehensive income - foreign
                 currency transaction adjustments (net
                 of income tax effect)                               (1,175)          128         (3,668)      (1,174)
                                                                    -------      --------        -------      -------

                    Total comprehensive income (loss)               $(8,966)      $ 3,300       $(12,923)     $ 5,602
                                                                    =======      ========       ========      =======

NOTE E - In connection with the sale of $35 million of senior subordinated notes to institutional investors in February 1999, the Company issued 310,000 common stock purchase warrants valued at approximately $2,490,000; such amount has been credited to additional paid-in capital and is being charged to operations over the term of the notes.

NOTE F - The following table presents certain operating segment information for each of the six and three month periods ended June 30, 1999 and June 30, 1998:


                                             VIDEO AND
                                             COMPUTER
                                               GAME             RAC         ACCESSORIES    UNALLOCATED
                                             BUSINESS         BUSINESS        BUSINESS      CORPORATE       TOTAL
             SIX MONTHS ENDED                ---------        --------      -----------    ------------     -----
             JUNE 30, 1999:
               Net sales:
                  External customers          $79,883        $114,325       $91,496                       $285,704
                  Intersegment                 10,448           1,128           277                         11,853

               Income (loss) before
                  income taxes                    (23)         (4,025)        5,082       $(10,289)         (9,255)

             SIX MONTHS ENDED
             JUNE 30, 1998:

               Net sales:
                  External customers          $90,142        $100,797       $87,882                       $278,821
                  Intersegment                 31,841           1,201           406                         33,448

               Income (loss) before
                  income taxes                  9,029            (663)        6,449       $ (6,843)          7,972

             THREE MONTHS ENDED
             JUNE 30, 1999:

               Net sales:
                  External customers          $29,871         $66,784       $45,143                       $141,798
                  Intersegment                  3,939              61           146                          4,146

               Income (loss) before
                  income taxes                 (3,700)            646         1,095       $ (5,290)         (7,249)

             THREE MONTHS ENDED
             JUNE 30, 1998:

               Net sales:
                  External customers          $36,147         $52,756       $45,201                       $134,104
                  Intersegment                 24,052             726            97                         24,875

               Income (loss) before
                  income taxes                  2,305           2,347         2,645       $ (3,565)          3,732


NOTE G - The Company records its income tax provisions for interim reporting purposes based on its estimated annual effective income tax rate for its calendar year ending December 31. At June 30, 1999, the Company revised its estimates for the year ending December 31, 1999 and has recorded no income tax benefits attributable to its loss before income taxes. Accordingly, the $542,000 income tax benefit recorded in the three months ended March 31, 1999 has been reversed and charged to operations in the three months ended June 30, 1999.

NOTE H - See "Legal Proceedings" in Part II, Item 1 of this Form 10-Q for a discussion of a lawsuit commenced in April 1999 against Interact Accessories, Inc. (a wholly-owned subsidiary of the Company) and one of its suppliers by Sony Computer Entertainment America, Inc. and for a discussion of the status of the investigation conducted by the United States Customs Service and the United States Attorney's Office in Orlando, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Comparison for the Quarters Ended June 30, 1999 and 1998
                 And the Six Months Ended June 30, 1999 and 1998

GENERAL

          Recoton Corporation is a global leader in the development, manufacturing and marketing of branded video and computer game accessories, home and mobile audio products and other electronic accessories for aftermarket use by consumers. Our diverse accessory lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz (MHz) wireless technology headphones and speakers. Our products are sold under various brand names including: AAMP, ADVENT, AMBICO, AMPERSAND, AR/ACOUSTIC RESEARCH, DISCWASHER, HECO, INTERACT, JENSEN, LINEAR RESEARCH, MACAUDIO, MAGNAT, NHT(NOW HEAR THIS), NITRO, PARSEC, PERIPHERAL, PHASE LINEAR, RECOTON, REMBRANDT, ROADGEAR, ROSS, SOLE CONTROL, SOUNDQUEST, AND STINGER.

          A significant part of our growth strategy has been to expand through acquisitions. Since prior to 1995, we have developed, manufactured and marketed a broad range of consumer electronic accessories. In 1995 we significantly expanded into the video and computer game accessory business with the acquisition of STD Holding Limited, a Hong Kong based company, and the business of its U.S. distribution arm now operating under the name InterAct Accessories, Inc. In August 1996, we acquired the branded products business of International Jensen Incorporated (now known as Recoton Audio Corporation), which allowed us to enter the market for loudspeakers and other audio products for home and automotive aftermarket use as well as expand our foothold for growth worldwide.

          Commencing with our financial statements for the year ended December 31, 1998, we have classified our business into three principal segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each segment's earnings before corporate interest and income taxes are reported to our chief operating decision-makers. General corporate expenses other than certain interest costs have been allocated to each segment on the basis used for internal management decision making purposes.

          Listed below are our three segments:

o VIDEO AND COMPUTER GAME BUSINESS: This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries (STD), including its manufacturing operations producing video and computer game accessories and InterAct Accessories, Inc. (InterAct), our distributor of computer and video game accessories in the United States. Products sold under the INTERACT brand name include peripherals and other accessories to enhance the enjoyment of playing video and computer games, including joysticks, controllers, game steering wheels and other accessories as well as computer and multi-media accessories. The profits on products produced by STD for and sold by our other business segments has been allocated to them. For the six months ended June 30, 1999 approximately 28% of our revenues were from sales by this segment.

o RECOTON AUDIO CORPORATION BUSINESS: This segment consists of Recoton Audio Corporation and its United States and European subsidiaries (RAC), which primarily sell audio products for home and aftermarket mobile use. Home audio products are sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN AND NHT/(NOW HEAR THIS) brand names and in Europe, under the HECO and MAGNAT brand names. Home audio products include state-of-the-art designed high-fidelity, high-performance stereo and home theater loudspeaker systems. Audio products for the automobile and marine aftermarket, sold by our Mobile Electronic Division under the ADVENT, JENSEN, LINEAR RESEARCH, NITRO, PHASE LINEAR and ROADGEAR brand names in the United States and the MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. For the six months ended June 30, 1999 approximately 40% of our revenues were from sales by this segment.

o ACCESSORIES BUSINESS: This segment consists of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Ltd., a Canadian distributor of our products. Products sold include indoor and outdoor television antennas, storage cases, headphones, remote controls, and other accessories for home and mobile audio, camcorder, cellular and standard telephone, music and video products, and 900 MHz and other wireless technology products marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR, SOLE CONTROL, SOUNDQUEST AND STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. For the six months ended June 30, 1999, approximately 32% of our revenues were from sales by this segment.

RESULTS OF OPERATIONS

          The following table presents certain operating segment information for the indicated three months ended June 30:

                                  (IN MILLIONS)

                             Video and Computer           RAC       Accessories
1999                           Game Business           Business       Business
------------------           ------------------        --------     -----------

Net sales..................       $29.9                  $66.8          $45.1
Gross profit...............        12.7                   18.6           18.0
Income (loss) before
  income taxes and un-
  allocated expenses......        (3.7)                    0.6            1.1

                             Video and Computer           RAC       Accessories
1998                           Game Business           Business       Business
------------------           ------------------        --------     -----------

Net sales..................      $36.1                   $52.8           $45.2
Gross profit...............       17.4                    18.1            18.7
Income before income
 taxes and unallocated
 expenses...............           2.3                     2.3             2.6

          The following table presents certain operating segment information for the indicated six months ended June 30:

                                  (IN MILLIONS)

                             Video and Computer           RAC       Accessories
1999                           Game Business           Business       Business
------------------           ------------------        --------     -----------

Net sales..................      $79.9                  $114.3           $91.5
Gross profit...............       35.5                    33.0            36.7
Income (loss) before
  income taxes and
  unallocated expenses...          0.0                    (4.0)            5.1

                             Video and Computer           RAC       Accessories
1998                           Game Business           Business       Business
------------------           ------------------        --------     -----------

Net sales..................      $90.1                  $100.8           $87.9
Gross profit...............       41.9                    32.8            34.6
Income (loss) before
  income taxes and
  unallocated expenses...          9.0                     (.7)            6.4

          The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among subsidiaries for decision-making purposes which may be a less precise measure than would be required for standalone financial information of an entity prepared in conformity with generally accepted accounting principles.

          Net sales for the quarter ended June 30, 1999 totaled $141.8 million, an increase of $7.7 million or 5.7% from the quarter ended June 30, 1998 of $134.1 million. Net sales for the six months ended June 30, 1999 totaled $285.7 million, up $6.9 million or 2.5% from the $278.8 million reported for the six months ended June 30, 1998. Sales by segment were as follows:

          o Net sales for the video and computer game business for the second quarter of 1999 were $29.9 million, a decrease of 17.2% compared to $36.1 million for the same period in 1998. Sales for the six months ended June 30, 1999 were $79.9 million, a decrease of 11.3%, compared to $90.1 million for the same period in 1998. The decline in sales for the first half of 1999 was attributable to
               (a) the current general transition phase of the video game business before new game platforms are introduced by Sega, Nintendo and Sony and (b) sales in the first half of 1998 were unusually high due to new product introductions by InterAct and increased sales as customers replenished their inventories after a better than anticipated 1997 holiday selling season. We expect to begin selling new products for delivery in the second half of 1999 and into 2000 to coincide with the introductions of the new game platforms by Sega, Nintendo, and Sony. Sega's new video platform, Sega Dreamcast(TM), is scheduled to arrive at U.S. stores September 9, 1999.

          o Net sales for the RAC business for the second quarter of 1999 were $66.8 million, an increase of 26.5% compared to $52.8 million for the same period in 1998. Sales for the six months ended June 30, 1999 were $114.3 million, an increase of 13.4%, compared to $100.8 million for the six months ended June 30, 1998. The sales increases for this segment were mainly due to our mobile electronic business.

          O Net sales by the accessory business remained relatively constant at $45.1 million for the second quarter of 1999 compared to $45.2 million in the second quarter of 1998. Sales for the six months ended June 30, 1999 were $91.5 million compared to $87.9 million for the same period in 1998, an increase of 4.1%.

          Gross margin for the second quarter of 1999 decreased to 34.8% from 40.4% for the same period in 1998 and decreased to 36.8% for the six months ended June 30, 1999 compared to 39.2% for the same period in 1998. The gross margin decrease was due mainly to decreased margins on InterAct products and the RAC business slightly offset by increased margins from the accessory business. In addition, the increase in percentage of total revenue by the RAC business (approximately 40% of total revenue for the six months ended June 30, 1999 compared to approximately 36% of total revenue for the six months ended June 30,
1998), which is a lower gross margin segment, resulted in a further decrease in gross margin.

          o Gross margin for the video and computer game business decreased to 42.5% for the quarter ended June 30, 1999 from 48.2% for the quarter ended June 30, 1998 and decreased to 44.4% for the six months ended June 30, 1999 from 46.5% for the six months ended June 30, 1998. The decrease is mainly due to competitive pricing pressures on InterAct products and the transition of the industry from existing platforms as manufacturers get ready for the introduction of a new generation of products.

          o Gross margin for the RAC business decreased to 27.8% for the quarter ended June 30, 1999 from 34.3% for the quarter ended June 30, 1998 and decreased to 28.9% for the six months ended June 30, 1999 from 32.5% for the six months ended June 30, 1998. This decrease is mainly due to the product mix sold in the second quarter by the mobile electronic division and softer demand for our products in the European market.

          o Gross margin for the accessories business decreased to 39.9% for the quarter ended June 30, 1999 from 41.4% for the quarter ended June 30, 1998 and increased slightly to 40.1% for the six months ended June 30, 1999 from 39.4% for the six months ended June 30, 1998.

          Selling, general and administrative expenses increased for the second quarter of 1999 by $4.6 million to $51.3 million compared to the second quarter of 1998 of $46.7 million and increased as a percentage of net sales from 34.8% in the second quarter of 1998 to 36.2% for the second quarter of 1999. For the six months ended June 30, 1999, selling, general and administrative expenses increased to $104.1 million compared to $94.1 million for the same period in 1998 and increased as a percentage of net sales from 33.8% to 36.4% for the six months ended June 30, 1999. The increases were attributable to increased market development and promotional activities principally related to InterAct products.

          Interest expense (net of investment income) increased by $1.5 million to $5.3 million for the second quarter of 1999 compared to the same period in 1998 and by $3.2 million to $10.4 million for the six months ended June 30, 1999 compared to the same period in 1998. The increase was attributable to increased borrowings, the sale of $35 million of senior subordinated notes in February 1999 and increases in interest rates.

          On a consolidated basis, the loss before income taxes for the second quarter of 1999 was $7.2 million compared to income of $3.7 million reported for the same period in 1998. For the six months ended June 30, 1999, the loss before income taxes was $9.3 million compared to income before income taxes of $8.0 million reported for the same period in 1998.

          The following discussion on a segment basis reflects results before income taxes and before unallocated expenses, which expenses consist primarily of interest:

          o For the second quarter of 1999, loss before income taxes and unallocated expenses for the video and computer game business was $3.7 million compared to income before income taxes and unallocated expenses of $2.3 million in the second quarter of 1998. For the six months ended June 30, 1999 loss before income taxes and unallocated expenses was $23,000 compared to income before income taxes and unallocated expenses of $9.0 million for the six months ended June 30, 1998. The differences were attributable to lower gross profits and higher promotional expenses.

          o Income before income taxes and unallocated expenses for the RAC business was $0.6 million for the second quarter of 1999 compared to $2.3 million for the second quarter of 1998. For the six months ended June 30, 1999 the loss before income taxes and unallocated expenses was $4.0 million compared to a loss of $0.7 million for the six months ended June 30, 1998. In addition to the effect of lower gross margins and softer European demand, other factors contributing to the six month 1999 RAC loss include increases in domestic and European product research, advertising, and market development costs and operational expenses in the United Kingdom.

          o Income before income taxes and unallocated expenses for the accessories business was $1.1 million for the second quarter of 1999 compared to $2.6 million for the second quarter of 1998. For the six months ended June 30, 1999 income before income taxes and unallocated expenses was $5.1 million compared to $6.4 million for the six months ended June 30, 1998. The declines reflected were attributable to both a marginal decline in the gross margin percentage in the second quarter of 1999 and an increase in operating expenses.

          In recent years, our income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from our Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which have been subject to a tax holiday. Our Chinese subsidiary, being a production-oriented Foreign Investment Enterprise located in a Special Economic Zone in China, was granted a five year tax holiday beginning in 1996. This tax holiday allows for full exemption from Chinese corporate tax for the 1996 and 1997 years, and a 50% exemption for the following three years. Through June 30, 1999, we have not provided for additional U.S. income taxes which would be payable upon the payment of dividends from our Hong Kong subsidiaries, because the earnings of these subsidiaries are considered indefinitely invested. Our effective income tax rate on future earnings from Hong Kong and additional U.S. income taxes on the Hong Kong retained earnings at June 30, 1999 are, in part, dependent upon our future domestic cash requirements. While we currently project that our Hong Kong retained earnings at June 30, 1999 will remain indefinitely invested, such estimate is subject to future revision based upon such factors as our domestic operations, our ability to borrow or otherwise obtain funds to finance our operations, market conditions in the consumer electronics industry and general economic conditions in the United States and Asia. For interim reporting purposes we record income taxes based on our estimated annual effective income tax rate for the calendar year ending December 31. As a result of the losses incurred for the six months ended June 30, 1999, we have revised our estimate of our effective income tax rate for the year ending December 31, 1999 and have recorded no income tax benefit on our loss before income taxes for the six month period. Therefore, the $542,000 income tax benefit recorded in the quarter ended March 31, 1999 has been reversed and charged to operations in the current quarter. For the three and six months periods ended June 30, 1998, our income tax expense was based upon a 15% estimated effective annual income tax rate.

          In 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires us to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, our comprehensive income has been comprised of our net income or loss and foreign currency translation adjustments (which adjustments were a negative $3.7. million for the six months ended June 30, 1999 and a negative $1.2 million for the same period in 1998) included in the consolidated statements of stockholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the six months ended June 30, 1999 and 1998, and the related foreign currency translation adjustments recorded by us, in addition to the changes in net income or loss, comprehensive loss for the six months ended June 30, 1999 was $12.9 million compared to income of $5.6 million for the six months ended June 30, 1998. Comprehensive loss for the quarter ended June 30, 1999 was $9.0 million as compared to comprehensive income of $3.3 million for the quarter ended June 30, 1998. (See Note D of the notes to the Condensed Consolidated Financial Statements.)

          For the second quarter of 1999, basic and diluted EPS were a loss of $.67/share based on average outstanding shares of 11,710,000. For the second quarter of 1998, basic EPS was $.27/share and diluted EPS was $.26/share based on average shares of 11,645,000 (basic) and 12,392,000 (diluted). For the six months ended June 30, 1999, basic and diluted EPS were a loss of $.79/share (which includes an $.11 per share one-time charge associated with the shut down of our amplifier manufacturing division in the first quarter of 1999) based on average outstanding shares of 11,705,000. The effect of the assumed exercise of outstanding stock options and warrants for the three and six months ended June 30, 1999 is antidilutive and therefore is not reflected in the diluted loss per share. For the six months ended June 30,1998, basic EPS was $.58/share and diluted EPS was $.56/share based on average shares of 11,614,000 (basic) and 12,138,000 (diluted).

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. We elected early adoption of the SOP for 1998 which resulted in the capitalization of software development costs of approximately $405,000 for the year ended 1998, all of which was recorded in the fourth quarter of 1998. Approximately $150,000 and $300,000 of such costs were capitalized in the three and six months periods ended June 30, 1999, respectively. The per share effect was a reduction in loss per share of $.02 and $.03 per basic and diluted share in these respective periods.

          In view of our operating performance, we retained the services of a consulting firm in May 1999 to aid in the evaluation, development and implementation of a comprehensive plan geared towards improving our overall operations, cash flow and return on assets. The plan, which is subject to final revision, has been approved in principle by our Board of Directors. Implementation of certain aspects of the plan has commenced. We anticipate restructuring and/or one-time charges of approximately $15 million to be taken in conjunction with the plan in the third quarter of 1999. The plan includes a reduction of staff, consolidation of businesses, discontinuation of product lines and the sale of certain assets and is anticipated to generate in excess of $25 million in annualized increased profitability. The plan should provide an enhanced management structure that will better accommodate a company of our size and global presence, while allowing our corporate management team to focus on a broader range of issues. The plan further incorporates a more incentive-based method of compensation, more stringent financial controls and an upgrade of our management information systems.

IMPACT OF INFLATION AND CHANGING PRICES

          The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations for the six months ending June 30, 1999 was negligible.

LIQUIDITY AND CAPITAL RESOURCES

          SOURCES AND COMPONENTS OF WORKING CAPITAL. Our principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings under credit facilities provided by banks in the United States and abroad and proceeds from the sale of our securities, including the private placement of our notes. At June 30, 1999,we had cash and cash equivalents of $18.5 million compared with $21.4 million at December 31, 1998.

          At June 30, 1999, we had working capital of approximately $194.3 million as compared to approximately $178.3 million at December 31, 1998. Our ratio of current assets to current liabilities was 2.2 to 1 at June 30, 1999 and
1.8 to 1 at December 31, 1998. The increase in working capital and the working capital ratio are primarily the result of the proceeds from the issuance of $35 million in aggregate principle amount of senior subordinated notes used to reduce outstanding borrowings under the revolving credit facility. Trade receivables decreased $44.1 million to $139.1 million at June 30, 1999 as compared to December 31, 1998. Inventories increased from December 31, 1998 levels by $13.7 million to 175.0 million at June 30, 1999. Accounts payable and accrued expenses decreased $9.5 million to $94.8 million at June 30, 1999. These changes are the result of our normal sales and purchasing patterns, where sales have traditionally been higher in the third and fourth quarters of each year.

          CURRENT SOURCES OF CREDIT. We currently have a multibank credit facility (the Credit Facility), entered into in January 1997 and modified several times with the most recent modification occurring on March 12, 1999. We presently have a $86.5 million revolving credit facility through December 26, 1999, reduced from $101.5 million, which was in effect on December 31, 1998. The outstanding borrowings and commitments pursuant to letters of credit under the revolving facility were approximately $75.9 million at June 30, 1999 as compared to $95.7 million at December 31, 1998. We also have a $15.0 million term loan, repayable in quarterly installments with the last installment due in May 2001 ($10.0 million balance as of June 30, 1999). The revolving credit loans and term loan currently bear interest at various rates depending on elections made by us. The applicable rates include rates tied to the London Inter Bank Offering Rate (LIBOR) and rates tied to the greater of the prime rate or a federal funds-based rate. As of June 30, 1999, all of these loans were tied to the prime rate and bore interest at approximately 8.25%. We are currently in the process of negotiating with institutional lenders various alternate financing sources. There can not, however, be any assurance that a replacement facility will be arranged. (See the discussion below regarding restructuring of this debt and our outstanding notes and other borrowings.)

          In January 1997, we issued $75 million in principal amount of adjustable rate senior notes due January 6, 2007 (the 1997 Notes), which currently bear interest at 9.75% (8.75% in 1998) per annum. The 1997 Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning January 2001. In September 1998, we issued an additional $25 million in principal amount of 10-year senior notes due September 1, 2008 (the 1998 Notes), which currently bear interest at 9.52% (8.52% in September 1998), on terms substantially identical to the Senior Notes. The 1998 Notes require interest-only payments for the first four years, then seven equal installments of principal on each anniversary date, beginning September 2002.

          In 1999, both note agreements were amended and the interest rates were increased effective January 1, 1999 to 9.75% and 9.52% for the $75 million and $25 million notes, respectively.

          In February 1999, we issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) and 310,000 common stock purchase warrants. The proceeds were used to reduce outstanding borrowings under our revolving credit facility. The 1999 Notes are subject to required prepayment from the proceeds received by us from the sale of either high yield indebtedness or common shares. Interest is currently payable quarterly at 11.5% a year to November 4, 1999 increasing to 12.5% per annum on November 4, 1999 and by 0.50% per annum on each of the next five interest payment dates. The common stock purchase warrants are exercisable at $18.26 a share and mature on February 4, 2004. The note agreements also provide that if any of the 1999 Notes are not repaid by May 4, 2001,we will issue to the holders of the 1999 Notes additional common share purchase warrants to purchase such number of shares as equals 310,000 multiplied by a fraction, the numerator of which is the then-unpaid principal amount of notes and the denominator of which is $35 million. The pricing of the additional warrants would be based on market values for our common shares at that time.

          We also have outstanding borrowings from one member of the multibank credit lenders aggregating approximately $8.5 million at June 30, 1999, which are due at various times through July 2001. Covenants similar to those applicable to the multibank credit facility apply to these loans. We have granted two mortgages on our Florida property to secure repayment of $2.5 million of such indebtedness. Interest rates on such loans currently range between 6.6% and 8.4%.

          Certain of our foreign subsidiaries have lines of credit of approximately $17.4 million with foreign banks, primarily for import facilities. The banks have security interests to the extent of merchandise purchased under these lines. As of June 30, 1999, there were no trust receipt loans and approximately $3.1 million of letters of credit outstanding which reduce the amounts available under these foreign lines.

          At December 31, 1998 and at various times prior to such date, we were not in compliance with certain financial covenants, including those involving the maintenance of financial ratios and minimum tangible net worth, under our outstanding notes and the Credit Facility. At such times both the note holders and bank lenders either amended the covenants or waived our non-compliance with such covenants and temporarily relaxed such covenants. At June 30, 1999, we were not in compliance with certain amended covenants under the notes and the Credit Facility. In connection with a restructuring of our debt currently under discussion, our lenders and noteholders granted a further waiver of such non-compliance (see discussion below).

          PROPOSED RESTRUCTURING. We are in discussions with our lenders and noteholders regarding a restructuring of our debt. The lenders and noteholders granted to us a waiver of our defaults at August 16, 1999 under the current credit agreements and note purchase agreements through November 14, 1999 conditioned on our closing prior to September 1, 1999 on refinancing agreements to be prepared consistent with the terms of an agreed-upon term sheet. The term sheet envisions an extension of the current credit facilities, a shortening of the term of our adjustable rate senior notes and the providing of an additional credit facility of up to $50 million for working capital purposes, each of which will become due on June 30, 2001. The financial covenants under our outstanding debt would be reduced in number and significantly relaxed. Pursuant to such term sheet we will grant the lenders collateral security, the interest rates which we will pay on our outstanding debt will increase and certain fees and warrants to acquire common stock will be required. While we are reasonably confident that we will be able to close on the restructuring in a timely fashion, there can be no assurance that such a closing will occur on the terms outlined or on other acceptable terms. Failure to reach agreement on such restructuring in a timely fashion will result in our bank debt and outstanding notes being subject to call. There can be no assurance that we will be in compliance with the modified covenants in the future or that the lenders or note holders will waive or amend any of the covenants should we be in violation of any such covenants in the future.

          FACILITIES. In January 1998, we completed construction of an approximately 318,000 square foot expansion of our warehouse on our Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

          FOREIGN OPERATIONS. To date there has been limited exposure to loss due to foreign currency risks in our Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.75 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, we maintain the majority of our currency in Asia in U.S. dollar accounts. However, there can be no assurance that these relationships will continue.

          Our operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Our shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.7 million for the six months ended June 30, 1999. During the six months ended June 30, 1998, our shareholders' equity was reduced by a foreign currency translation adjustment of approximately $1.2 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principal causes of the foreign translation adjustment, had no material impact on our results of operations but such adjustments serve to reduce our tangible net worth which is required to be maintained at specified levels under financial covenants in our loan and note purchase agreements.

          If there are any material adverse changes in the relationships between the European and/or Canadian currencies with the United States dollar or if the Hong Kong or Chinese currencies should no longer be tied to the U.S. dollar, such changes could adversely affect the results of our European, Canadian and/or Asian operations included in the consolidated financial statements and could cause further increases in the amount of foreign currency translation adjustments which are charged directly to shareholders' equity.

          We have leased expanded facilities for sales and warehousing in Germany and the U.K. and are considering enlarging our manufacturing facilities in Mainland China. In addition we are considering the purchase of additional computer hardware and software to be used both in the United States and in its foreign locations. We do not, however, anticipate engaging in any other acquisitions.

YEAR 2000

          We are in the process of addressing what is known as the year 2000 (or
Y2K) issue. Based on current information, we believe that we will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on our results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, many of which are dependent on efforts of third parties. For a discussion of this problem, see our Form 10-K for the year ended December 31, 1998," Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

          We believe that all of our domestic and foreign internal computer systems and computer-dependent systems are currently Y2K compliant. As noted in our Form 10-K, we have been contacting our key vendors and service providers as well as our key customers, to ascertain their Y2K compliance to the extent that their problems could affect our internal systems or other aspects of our business. Inquiry letters have been sent to all key United States and most key foreign vendors, service providers and customers.

          Positive responses or other assurances have been received from substantially all of our significant vendors and service providers and from most of our significant customers. Responses from European vendors and customers, however, have been slow in coming as many European countries have only recently recognized the potential severity of the Y2K problem. We have received satisfactory responses from (or deemed it not necessary to query) vendors representing approximately 85% of our worldwide purchases (95% of purchases by all non-European companies) and from customers representing approximately 80% of our worldwide sales (90% of sales by all non-European companies. For our planning purposes we are assuming that companies which do not satisfactorily respond will not be Y2K compliant and we are commencing the process of ascertaining, on a case-by-case basis, whether any contingency plans will be necessary with respect to any of such companies. We have instructed our operating companies to substantially complete that process by approximately September 30th. Any serious Y2K problems which significant vendors and service providers encounter could impact our ability to sell the affected products. If significant customers (especially those which are ordering from us electronically) have Y2K problems, that also could impact the level of their purchases until such problems are resolved.

IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

          We have extensive operations in certain European countries, including Germany, Italy and the United Kingdom. We also sell to additional countries in Europe. For the six months ended June 30, 1998, approximately 16% of our net sales were in Europe. With the exception of the United Kingdom, all of the countries in which we have operations have confirmed their participation in a new 11-country European common currency, the Euro. We do not at this time anticipate that the adoption of the Euro and any resulting changes in European economic and market conditions will have any material adverse impact on us or our European business. For a discussion of the implications to us regarding the recent adoption of a common European currency, see our Form 10-K for the year ended December 31, 1998, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          A majority (over 66%) of our borrowings bear fixed interest rates. However, borrowings under the revolving credit portion of the Credit Facility bear various interest rates depending on elections made by us. A $15.0 million term loan ($10.0 million balance as of June 30, 1999), which is due in installments through May 2001, bears interest which varies with changes in our financial ratios and changes in the prime rate.

          We have no significant foreign borrowings from third parties. Recoton Corporation and certain of its subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes us to exchange rate fluctuations. We have not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at June 30, 1999 (expressed in U.S. dollars at current exchange rates) for foreign currency loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy is $32.0 million. These loans have no fixed due dates.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          CUSTOMS. We have entered into agreements to resolve all matters in the pending customs investigation by the U.S Customs Service and the U.S. Attorney for the Middle District of Florida. The agreement with the U.S. Attorney's office is subject to court approval. We agreed to plead guilty to a number of counts involving country of origin mismarking and undervaluation of imports and pay a fine to be determined by the court. A hearing date has been set for September 2, 1999. We will pay the U.S. Customs Service the difference between $14.0 million and the fine determined by the court. The agreements are consistent with the tentative settlement, which we announced in March 1999. The settlement amount did not have any impact on our current statement of operations since a pre-tax charge of $15.0 million for the expected settlement and certain related costs was recorded in the fourth quarter of 1998. There can be no assurance that the agreement with the U.S. Attorney will be approved. For a further discussion of this matter see our Form 10-K for the year ended December 31, 1998," Item 3, "Legal Proceedings" and our Form 8-K dated July 27, 1999.

          SONY V. INTERACT. Sony Computer Entertainment America Inc. sued our subsidiary InterAct Accessories, Inc, and Datel Electronics, Ltd., the supplier of InterAct's GameShark product, in the U.S. District Court for the Northern District of California on April 7, 1999. For a further discussion of this case, see our Form 10-Q for the quarter ended March 31, 1999, Part II, Item 1 "Legal Proceedings." The parties have conducted expedited discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Our Annual Meeting of Shareholders was held on June 9, 1999. Each of the candidates for the position of director, Messrs. Robert L. Borchardt, George Calvi, Paul E. Feffer and Stuart Mont were elected. The directors whose term of office continued after the meeting were Messrs. Stephen Chu, Irwin Friedman, Joseph M. Idy, Ronald McPherson, Joseph H. Massot and Peter Wish. Mr. Chu subsequently resigned from the Board in July 1999.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

          1. Director election:

                     Mr. Borchardt

                           For:                                   9,089,608
                           Withhold Authority:                      676,756

                     Mr. Calvi:

                           For:                                   9,517,160
                           Withhold Authority:                      249,204

                     Mr. Feffer

                           For:                                   9,514,350
                           Withhold Authority:                      252,014

                     Mr. Mont

                           For:                                   9,511,530
                           Withhold Authority:                      254,834

         2. Ratification of the appointment of Cornick, Garber & Sandler, LLP as Independent Auditors for the Fiscal Year Ending December 31, 1999:

                            For:                                  9,654,562
                            Against:                                 88,262
                            Abstain:                                 23,540
                            Nonvote:                                      0

ITEM 5.  OTHER INFORMATION

          When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "expect," "believe," "hope" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     (1) A report dated June 28, 1999 was filed to report under Item 5 certain amendments to our shareholder rights plan.

     (2) A report dated July 27, 1999 was filed to report under Item 5 agreements to resolve the pending customs matter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RECOTON CORPORATION


                                         /S/ ROBERT L. BORCHARDT
                                         --------------------------------------
                                         Robert Borchardt
                                         Chairman of the Board, President and
                                           Chief Executive Officer


                                         /S/ ARNOLD KEZSBOM
                                         --------------------------------------
                                         Arnold Kezsbom
                                         Senior Vice President-Finance,
                                          Treasurer and Chief Financial Officer

Dated:  August 16, 1999

                                  EXHIBIT INDEX




      27          Financial Data Schedule