Form 10-Q
period 1999-09-30
RECOTON CORP
filed 1999-11-15
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes x/ No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,732,524 common shares, par value $.20 per share, as of November 12, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      RECOTON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (TABULAR AMOUNTS IN THOUSANDS)


                                                                            SEPTEMBER 30,              DECEMBER 31,
                                         ASSETS                                1999                      1998
                                         ------                            ---------------            --------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                $  14,242                 $  21,385
   Accounts receivable (less allowance for doubtful
       accounts of $5,411,000 in 1999 and $4,940,000
       in 1998)                                                               153,965                   183,230
   Inventories                                                                184,922                   161,294
   Prepaid, refundable and deferred income taxes                               13,388                    12,931
   Prepaid expenses and other current assets                                   11,939                    12,629
                                                                             ----------                 ---------

                  TOTAL CURRENT ASSETS                                        378,456                   391,469

PROPERTY AND EQUIPMENT (at cost, less accumulated
   depreciation and amortization)                                              38,707                    40,693
TRADEMARKS AND PATENTS (less accumulated amortization)                          4,670                     4,777
GOODWILL (less accumulated amortization)                                       35,520                    37,233
DEFERRED INCOME TAXES                                                           9,563                     8,070
OTHER ASSETS                                                                   10,658                     4,428
                                                                             ----------                -----------

             T O T A L                                                       $477,574                  $486,670
                                                                             ==========                ===========

                                       LIABILITIES

CURRENT LIABILITIES:
   Bank loans and drafts payable                                                                       $ 95,526
   Current portion of long-term debt                                        $     384                     9,359
   Accounts payable                                                            82,422                    63,848
   Accrued expenses                                                            27,314                    40,418
   Income taxes payable                                                         2,011                     4,023
                                                                            -----------                -----------

                  TOTAL CURRENT LIABILITIES                                   112,131                   213,174

LONG-TERM DEBT (less current portion above)                                   233,609                   114,186
OTHER NONCURRENT LIABILITIES                                                   17,341                    11,315
                                                                            ------------               -----------

                  TOTAL LIABILITIES                                           363,081                   338,675
                                                                            ------------               -----------

                                  SHAREHOLDERS' EQUITY

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                --                        --
COMMON SHARES - $.20 par value each - authorized
   25,000,000 shares; issued 12,970,854 shares in
   1999 and 12,933,704 shares in 1998                                           2,594                     2,587
ADDITIONAL PAID-IN CAPITAL                                                     85,229                    80,867
RETAINED EARNINGS                                                              39,160                    75,088
CUMULATIVE OTHER COMPREHENSIVE INCOME                                          (6,002)                   (4,090)
                                                                             ----------                 ----------

                  TOTAL                                                       120,981                   154,452

TREASURY SHARES - 1,238,330 shares in 1999 and
   1,235,367 shares in 1998, at cost                                           (6,488)                   (6,457)
                                                                            -----------                  ----------

                  TOTAL SHAREHOLDERS' EQUITY                                  114,493                   147,995
                                                                            -----------                  ----------

                  T O T A L                                                  $477,574                  $486,670
                                                                            ===========                ============


                                The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)



                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                       --------------------                -------------------
                                                      1999             1998                1999            1998
                                                    ---------       ---------           -----------    ----------
NET SALES                                            $174,172        $177,092             $459,876      $455,913
COST OF GOODS SOLD                                    114,151         108,752              294,629       278,284
                                                     ---------       ---------            ---------     ---------

GROSS PROFIT                                           60,021          68,340              165,247       177,629
                                                     ----------      ---------            ---------     ---------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           67,415          59,257              171,516       153,386
RESTRUCTURING CHARGE                                    3,444                                3,444
INTEREST EXPENSE                                        6,236           4,581               17,002        11,974
INVESTMENT INCOME                                        (314)           (117)                (700)         (322)
                                                      ----------      --------            ---------     ---------

            T O T A L                                  76,781          63,721              191,262       165,038
                                                      ----------      --------            ---------     ---------


INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                             (16,760)          4,619              (26,015)       12,591
INCOME TAX PROVISION                                   (1,148)           (881)              (1,148)       (2,077)
                                                      ----------      --------            ---------     ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               (17,908)          3,738              (27,163)       10,514
LOSS ON SENIOR DEBT RESTRUCTURING                      (8,765)                              (8,765)
                                                      ----------      --------            ---------     ---------

NET INCOME (LOSS)                                    $(26,673)      $   3,738             $(35,928)     $ 10,514
                                                     ==========     ==========            =========    ==========

BASIC EARNINGS PER SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             $(1.52)           $.32               $(2.32)         $.90
   EXTRAORDINARY ITEM                                    (.75)                                (.75)
                                                     ----------      ---------            ---------     ---------

   NET INCOME (LOSS)                                   $(2.27)           $.32               $(3.07)         $.90
                                                     ==========      =========            =========     =========

DILUTED EARNINGS PER SHARE:*
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             $(1.52)           $.30               $(2.32)         $.86

   EXTRAORDINARY ITEM                                    (.75)                                (.75)
                                                     ----------      ---------            ---------     ---------

   NET INCOME (LOSS)                                   $(2.27)           $.30               $(3.07)         $.86
                                                     ==========      =========            =========     =========

NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
    BASIC                                              11,732          11,697               11,714        11,642
                                                     =========       =========            =========     =========

    DILUTED*                                           11,732          12,420               11,714        12,232
                                                     =========       =========            =========     =========

   DIVIDENDS                                            NONE             NONE                NONE          NONE
                                                     =========       =========            =========     =========


*  The effect of the assumed exercise of outstanding stock options and warrants for the three and nine months ended September 30, 1999 is antidilutive and therefore is not reflected in the diluted loss per share amounts.

                                    The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (TABULAR AMOUNTS IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1999              1998
                                                                                      --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $(35,928)         $ 10,514
                                                                                      ---------         ---------

   Adjustments to reconcile results of operations
   to net cash effect of operating activities:
      Depreciation                                                                       7,057             6,711
      Amortization of intangibles                                                        3,181             2,413
      Write-off of financing costs relating to debt restructuring                        1,013
      Provision for losses on accounts receivable                                        1,679             1,508
      Deferred income taxes                                                               (934)           (4,057)
      Expense applicable to stock options granted at
         prices less than fair market value                                                                   55
      Change in asset and liability accounts:
         Accounts receivable                                                            25,397           (16,996)
         Inventory                                                                     (24,870)          (62,860)
         Prepaid and refundable income taxes                                              (937)               90
         Prepaid expenses and other current assets                                         537               807
         Other assets                                                                     (146)           (1,448)
         Accounts payable and accrued expenses                                           6,527            19,439
         Income taxes payable                                                             (807)            4,905
         Other noncurrent liabilities                                                    6,087              (154)
                                                                                      ----------         ----------

             TOTAL ADJUSTMENTS                                                          23,784           (49,587)
                                                                                      ----------         -----------

             NET CASH USED FOR OPERATING ACTIVITIES                                    (12,144)          (39,073)
                                                                                      ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                               (294)             (121)
   Expenditures for property and equipment                                              (5,194)          (10,486)
                                                                                      ----------         -----------

             NET CASH USED FOR INVESTING ACTIVITIES                                     (5,488)          (10,607)
                                                                                      ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) under credit agreements
        and other bank debt                                                            (13,943)           28,500
    Proceeds from sale of senior subordinated notes                                     35,000
    Proceeds from sale of senior notes                                                                    25,000
    Proceeds from long-term bank borrowings                                              5,881
    Repayment of long-term bank borrowings                                             (12,003)           (7,052)
    Financing costs                                                                     (4,150)             (691)
    Proceeds from exercise of stock options                                                161             1,639
    Purchase of treasury stock                                                              (7)             (126)
                                                                                    ------------         -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                                  10,939            47,270
                                                                                    ------------         -----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH OF FOREIGN SUBSIDIARIES                                                  $    (450)         $     76
                                                                                     ----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (7,143)           (2,334)

CASH AND CASH EQUIVALENTS - January 1                                                   21,385            17,247
                                                                                       --------          --------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                               $14,242           $14,913
                                                                                       =======           =======

SUPPLEMENTAL DISCLOSURES:

    Interest paid                                                                      $15,852           $11,947
                                                                                       =======           =======

    Income taxes paid (net of refunds received)                                       $  3,710          $  1,051
                                                                                      ========          ========

NONCASH ACTIVITIES:

     In connection with the exercise of stock options, 21,334 shares of common stock were issued in 1999 in exchange for 2,613 shares of previously issued common stock with a market value of $24,000. In 1998, 15,500 shares of common stock were issued in exchange for 6,000 shares of previously issued common stock with a market value of $213,000, plus cash of $14,965.

     In connection with the sale of senior subordinated notes and the debt restructuring in 1999, the Company issued 660,000 common stock purchase warrants valued at approximately $4,184,000, which has been credited to additional paid-in capital and is being charged to operations over the terms of the related debt.


                   The attached notes are made a part hereof.


                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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


NOTE C  - Inventory at September 30, 1999 is comprised of:

                Raw materials and work-in-process         $  33,881
                Finished goods                              132,469
                Merchandise in-transit                       18,572
                                                           --------

                      T O T A L                            $184,922
                                                           ========

NOTE D -  Total comprehensive income is summarized as follows:



                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                              ------------------------                ------------------------
                                                                 1999            1998                   1999            1998
                                                              ----------       -------                --------       ---------
                 Net income (loss)                            $(26,673)        $ 3,738               $(35,928)        $ 10,514

              Other comprehensive income (loss) -
                 foreign currency transaction
                 adjustments                                     1,756           3,039                 (1,912)           1,865
                                                             ----------        -------               ---------        --------

                    Total comprehensive income (loss)         $(24,917)        $ 6,777               $(37,840)         $12,379
                                                             ==========        =======               =========        ========



NOTE E - Business Restructuring and Related Costs: In the third quarter of 1999, the Company adopted a strategic business plan designed to improve operating efficiencies, increase future profitability, improve cash flow and increase return on assets. The plan includes staff reductions, consolidation of certain businesses, reduction or elimination of certain product lines and sales of certain assets. In this connection, in the three months ended September 30, 1999, the Company recorded a restructuring provision of approximately $3.4 million relating primarily to employee severance payments and lease termination costs, recorded inventory write-downs of approximately $8.3 million applicable to products which are being reduced or eliminated and recorded other charges totaling approximately $5.8 million applicable to the value of assets to be sold and the valuation of related receivables and other assets and the costs of developing the plan.

NOTE F - Debt Restructuring: On September 8, 1999, the Company and its lenders and noteholders entered into a restructuring agreement which includes the extension of the previous bank credit facilities, a shortening of the term of the Company's adjustable rate senior notes and an additional bank credit facility of up to $50 million for working capital purposes, each of which becomes due on June 30, 2001. In connection with these transactions, the interest rates on the previously outstanding debt were increased, certain fees became payable, warrants to acquire the Company's common shares were issued to certain lenders and previously outstanding warrants to holders of the Company's senior subordinated notes were repriced. The modifications to the senior notes were treated as creating a substantially different instrument with the result that the previously outstanding senior notes are considered to be extinguished and the notes with the revised terms are considered as new debt. Accordingly, the unamortized original debt issue costs of the notes, plus the present value of certain fees payable to the senior noteholders resulting from the acceleration of their original due date and other fees paid or payable have been recorded as an extraordinary item in the attached 1999 condensed consolidated statements of operations. Selling, general and administrative expenses for the 1999 periods also includes professional fees and other costs of approximately $1.2 million relating to the debt restructuring and the costs of seeking alternative financing. The Company also incurred other costs of approximately $4.1 million in connection with the debt restructuring which have been deferred and are being amortized over the terms of the restructured loans.

NOTE G - The following table presents certain operating segment information for each of the nine and three month periods ended September 30, 1999 and September 30, 1998:


                                         VIDEO AND
                                          COMPUTER
                                            GAME         RAC        ACCESSORIES   UNALLOCATED
                                          BUSINESS     BUSINESS       BUSINESS     CORPORATE       TOTAL
                                          --------     --------       --------     ----------      ------
             NINE MONTHS ENDED
             SEPTEMBER 30, 1999:

               Net sales:
                  External customers       $128,606    $178,887       $152,383                   $459,876
                  Intersegment               15,675       2,027            482                     18,184

               Income (loss) before
                  income taxes and
                  extraordinary item          1,448     (13,317)         2,688       $(16,834)    (26,015)

             NINE MONTHS ENDED
             SEPTEMBER 30, 1998:

               Net sales:
                  External customers       $149,071    $162,296       $144,546                   $455,913
                  Intersegment               36,289       3,042            406                     39,737
               Income (loss) before
                  income taxes               14,631      (1,233)         9,228       $(10,035)     12,591

             THREE MONTHS ENDED
             SEPTEMBER 30, 1999:

               Net sales:
                  External customers        $48,723    $ 64,562        $60,887                   $174,172
                  Intersegment                5,227         899            205                      6,331

               Income (loss) before
                  income taxes and
                  extraordinary item          1,471      (9,292)        (2,394)       $(6,545)    (16,760)


             THREE MONTHS ENDED
             SEPTEMBER 30, 1998

               Net sales:
                  External customers       $58,929    $ 61,499        $ 56,664                     $177,092
                  Intersegment               4,448       1,841                                        6,289

               Income (loss) before
                  income taxes               5,602        (570)          2,779        $(3,192)        4,619


NOTE H - The Company usually records its income tax provisions for interim reporting purposes based on its estimated annual effective income tax rate for its calendar year ending December 31. However, as a result of the losses incurred in 1999, commencing with the quarter ended June 30, 1999 the Company has recorded no income tax benefit attributable to the losses from its domestic operations and its foreign subsidiaries operating at a loss. The provision for income taxes for the three and nine month periods ended September 30, 1999 is applicable to those foreign subsidiaries which are operating at a profit.

NOTE I - See "Legal Proceedings" in Part II, Item 1 of this Form 10-Q and the Form 10-Q for the quarter ended March 31, 1999 for a discussion of a lawsuit commenced in April 1999 against InterAct Accessories, Inc. (a wholly-owned subsidiary of the Company) and one of its suppliers by Sony Computer Entertainment America, Inc. See "Legal Proceedings" in
          Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1998, in Part II, Item 1 of this Form 10-Q and in the Form 8-K dated July 27, 1999 for a discussion of the status of the investigation conducted by the United States Customs Service and the United States Attorney's Office in Orlando, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Comparison for the Quarters Ended September 30, 1999 and 1998
              And the Nine Months Ended September 30, 1999 and 1998

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

     Prior to 1995, the Company was primarily engaged in the development, manufacture and marketing of a broad range of consumer electronic accessories. In 1995 we expanded into the video and computer game accessory business with the acquisition of STD Holding Limited, a Hong Kong based company, and the business of its U.S. distribution arm now operating under the name InterAct Accessories, Inc. In August 1996, we acquired the branded products business of International Jensen Incorporated (now known as Recoton Audio Corporation), which allowed us to enter the market for loudspeakers and other audio products for home and automotive aftermarket use as well as expand our foothold for growth worldwide.

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

     Listed below are our three segments:


     0    VIDEO AND COMPUTER GAME BUSINESS: This segment consists of
          STD Holding Limited and its Hong Kong and other Chinese subsidiaries
          (STD), including its manufacturing operations producing video and computer game accessories and InterAct Accessories, Inc. (InterAct), our distributor of computer and video game accessories in the United States. Products sold under the INTERACT brand name include peripherals and other accessories to enhance the enjoyment of playing video and computer games, including joysticks, controllers, game steering wheels and other accessories. The profits on products produced by STD for and sold by our other business segments have been allocated to them. For the nine months ending September 30, 1999 approximately 28% of our revenues were from sales by this segment.


     0    RECOTON AUDIO CORPORATION BUSINESS: This segment consists of
          Recoton Audio Corporation and its United States and European subsidiaries (RAC), which primarily sell audio products for home and aftermarket mobile use. Home audio products are sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN AND NHT/(NOW HEAR THIS) brand names and in Europe, under the HECO, MACAUDIO and MAGNAT brand names. Home audio products include state-of-the-art designed high-fidelity, high-performance stereo and home theater loudspeaker systems. Audio products for the automobile and marine aftermarket, sold by our Mobile Electronic Division under the ADVENT, JENSEN, LINEAR RESEARCH, NITRO, PHASE LINEAR and ROADGEAR brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players, CD changers and installation accessories. For the nine months ended September 30, 1999 approximately 39% of our revenues were from sales by this segment.

     0    ACCESSORIES BUSINESS: This segment consists of Recoton
          Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Ltd., a Canadian distributor of all our products. Products sold include indoor and outdoor television antennas, photo, camcorder, and audio storage cases, headphones, remote controls, and other accessories for home and mobile audio, camcorder, cellular and standard telephone, music and video products, and 900 MHz and other wireless technology products marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR, SOLE CONTROL, SOUNDQUEST AND STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. For the nine months ended September 30, 1999, approximately 33% of our revenues were from sales by this segment.

RESULTS OF OPERATIONS

     In the third quarter of 1999 we began the implementation of a comprehensive strategic business plan (the Strategic Plan) geared towards improving our overall operations, cash flow and return on assets. The Strategic Plan includes a reduction of staff, consolidation of businesses, the reduction and discontinuation of certain products and the sale of certain assets. In the third quarter of 1999, approximately $17.6 million in charges have been recorded in conjunction with our Strategic Plan. These charges include approximately $3.4 million relating primarily to employee severance payments and lease termination costs, $8.3 million of inventory write-downs applicable to product lines which are being reduced or eliminated and approximately $5.8 million of other charges applicable to the value of assets to be sold and the valuation of related receivables and other assets, and the costs of developing the plan. Furthermore, in conjunction with our Strategic Plan we have reorganized our management structure to better accommodate a company of our size and global presence while allowing our corporate management team to focus on a broader range of issues. The plan further incorporates the development of a more incentive-based method of compensation, more stringent financial controls and an upgrade of our management information systems. We anticipate the restructuring of the Company to allow the Company to regain earnings momentum beginning in the current fourth quarter. In addition, in September 1999 we entered into a debt restructuring agreement with our lenders, which provides financing through June 2001 to meet our working capital requirements. The Company is in negotiations with other financial institutions that, if consummated, would result in longer term financing, increased liquidity and reduced interest expense. Total costs associated with the restructure of debt charged to operations in the third quarter of 1999 were approximately $10.0 million, of which approximately $8.8 million was recorded as an extraordinary item. (See the discussion regarding the debt restructuring in "Liquidity and Capital Resources".)

     The following table presents certain operating segment information for the indicated three months ended September 30:


                                              (IN MILLIONS)

                                            Video and Computer                RAC             Accessories
1999                                          Game Business                 Business           Business
------------------                            -------------               -----------         -----------
Net sales..................................       $48.7                      $64.6               $60.9
Gross profit*..............................        22.9                       15.1                22.0
Income (loss) before
   income taxes, unallocated
   expenses and extraordinary item**...             1.5                       (9.3)               (2.4)


(*) Includes inventory write-downs in conjunction with the Strategic Plan aggregating approximately
$6.0 million for the RAC Business and $2.3 million for the Accessories Business.

(**) Includes charges in conjunction with the Strategic Plan aggregating approximately $1.1 million for the Video and Computer Game business, $10.1 million for the RAC Business, and $6.4 million for the Accessories Business.

                                            Video and Computer                RAC             Accessories
1998                                          Game Business                 Business           Business
------------------                            -------------               -----------         -----------
Net sales..................................       $58.9                     $61.5                $56.7
Gross profit...............................        27.0                      18.2                 23.1
Income (loss) before
   income taxes, unallocated
   expenses and extraordinary item.........         5.6                      (0.6)                 2.8


     The following table presents certain operating segment information for the indicated nine months ended September 30:


                                              (IN MILLIONS)

                                            Video and Computer                RAC             Accessories
1999                                          Game Business                 Business           Business
------------------                            -------------               -----------         -----------
Net sales..................................      $128.6                    $178.9                $152.4
Gross profit*..............................        58.4                      48.1                  58.7
Income (loss) before
   income taxes, unallocated
   expenses and extraordinary item**...             1.4                     (13.3)                  2.7

 (*) Includes inventory write-downs in conjunction with the Strategic Plan aggregating approximately
$6.0 million for the RAC Business and $2.3 million for the Accessories Business.

(**) Includes charges in conjunction with the Strategic Plan aggregating approximately $1.1 million for the Video and Computer Game business, $10.1 million for the RAC Business, and $6.4 million for the Accessories Business.

                                            Video and Computer                RAC             Accessories
1998                                          Game Business                 Business           Business
------------------                            -------------               -----------         -----------

Net sales..................................       $149.1                   $162.3                $144.5
Gross profit...............................         68.9                     51.0                  57.7
Income (loss) before
   income taxes, unallocated
   expenses and extraordinary item.........         14.6                     (1.2)                  9.2


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

     Net sales for the quarter ended September 30, 1999 totaled $174.2 million, a decrease of $2.9 million or 1.6% from the quarter ended September 30, 1998 of $177.1 million. Net sales for the nine months ended September 30, 1999 totaled $459.9 million, up $4.0 million or 0.9% from the $455.9 million reported for the nine months ended September 30, 1998. Sales by segment were as follows:

     0 Net sales for the video and computer game business for the third quarter of 1999 were $48.7 million, a decrease of 17.3% compared to $58.9 million for the same period in 1998. Net sales for the nine months ended September 30, 1999 were $128.6 million, a decrease of 13.7% compared to $149.1 million for the same period in 1998. Although unit sales increased, the decline in net sales for the three months ended September 1999 was in part due to lower unit pricing and in part the current general transition phase of the video game business as new game platforms are introduced by Sega, Nintendo and Sony. We began shipping new products in the third quarter to coincide with the introduction of the new game platform "Dreamcast" by Sega.

     0 Net sales for the RAC business for the third quarter of 1999 were $64.6 million, an increase of 5.0% compared to $61.5 million for the same period in 1998. Net sales for the nine months ended September 30, 1999 were $178.9 million, an increase of 10.2% compared to $162.3 million for the nine months ended September 30, 1998. The sales increases for this segment were due to (1) an expanded customer base,
          (2) increases in revenue from existing customers and (3) increases in sales of Marine products.

     0 Net sales for the accessory business for the third quarter of 1999 were $60.9 million, an increase of 7.4% compared to $56.7 million in the third quarter of 1998. Net sales for the nine months ended September 30, 1999 were $152.4 million, an increase of 5.5% compared to $144.5 million for the same period in 1998. The sales increases for this segment were primarily due to increased sales in our domestic accessories business and in the Company's AAMP division.

     Gross margin for the third quarter of 1999 decreased to 34.5% from 38.6% for the same period in 1998. However, gross margin before inventory write-downs associated with our Strategic Plan was 39.2% in the third quarter, an increase of 0.6% over the same period in 1998. Gross margin including inventory write-downs associated with our Strategic Plan decreased to 35.9% for the nine months ended September 30, 1999 compared to 39.0% for the same period in 1998. The gross margin decrease in both 1999 periods was due to $8.3 million in charges associated with the reduction and discontinuance of certain products. The gross margin before the inventory write-downs associated with our Strategic Plan was 37.7%, a decrease of 1.3% over the same period in 1998. This gross margin decrease year to date is mainly due to decreased margins on InterAct products in the first two quarters of 1999 slightly offset by increased margins from the accessory business in the second quarter. Gross margins by segment were as follows:

     0 Gross margin for the video and computer game business increased to 47.0% for the quarter ended September 30, 1999 from 45.7% for the quarter ended September 30, 1998 mainly due to product mix and the launch of the new "Dreamcast" products. Gross margin decreased to 45.4% for the nine months ended September 30, 1999 compared to 46.2% for the nine months ended September 30, 1998. The decrease is attributable to product mix, competitive pricing pressures and the general transition of the industry from existing platforms as game manufacturers prepare for the introduction of a new generation of products.

     0 Gross margin for the RAC business decreased to 23.4% for the quarter ended September 30, 1999 from 29.6% for the quarter ended September 30, 1998 and decreased to 26.9% for the nine months ended September 30, 1999 from 31.4% for the nine months ended September 30, 1998. These decreases were mainly due to $6.0 million of inventory write-downs associated with our Strategic Plan, which provides for the discontinuance of certain home speaker products and an outsourcing of manufacturing operations. Gross margin for the quarter ended September 30, 1999, before the inventory write-down associated with the our Strategic Plan, was 32.7% and for the nine months ended September 30, 1999 was 30.2%.

     0 Gross margin for the accessories business decreased to 36.1% for the quarter ended September 30, 1999 from 40.9% for the quarter ended September 30, 1998 and decreased slightly to 38.5% for the nine months ended September 30, 1999 from 39.9% for the nine months ended September 30, 1998. These decreases were mainly due to $2.3 million of write-downs associated with our Strategic Plan. Before the inventory write-down associated with the our Strategic Plan gross margin, for the quarter was 39.9% and for the nine months ended September 30, 1999, was 40.0%.

     Selling, general and administrative expenses increased for the third quarter of 1999 by approximately $8.1 million to $67.4 million compared to $59.3 million for the third quarter of 1998 and increased as a percentage of net sales to 38.7% for the third quarter of 1999 from 33.5% in the third quarter of 1998. These expenses include approximately $5.8 million in charges associated with the Strategic Plan and $1.2 million in costs associated with the debt restructuring and seeking alternative financing in the third quarter of 1999. Selling, general and administrative expenses before such charges were $60.4 million for the quarter, an increase of $1.1 million compared to the same period in 1998. The increase is due mainly to increases in promotional expenses in the accessory segment. For the nine months ended September 30, 1999, selling, general and administrative expenses increased to $171.5 million compared to $153.4 million for the same period in 1998 and increased as a percentage of net sales from 33.6% to 37.3% for the nine months ended September 30, 1999. The increase was primarily due to the charges associated with the Strategic Plan and debt restructuring recorded in the third quarter of 1999. Before such charges, selling, general and administrative expenses for the nine months ended September 30, 1999 were $164.5 million, an increase of $11.1 million compared to the same period in 1998. This increase was due to increased market development and promotional activities principally related to InterAct products in the first half of the year.

     The Company also recorded $3.4 million in restructuring charges in the third quarter of 1999, which include charges relating primarily to employee severance payments and lease termination costs.

     Interest expense (net of investment income) increased by $1.5 million to $5.9 million for the third quarter of 1999 compared to the same period in 1998. Interest expense (net of investment income) increased by $4.7 million to $16.3 million for the nine months ended September 30, 1999 compared to the same period in 1998. These increases were primarily attributable to the sale of $35 million of senior subordinated notes in February 1999 and increases in interest rates. We are presently in negotiations with other financial institutions that, if consummated, would result in longer term financing, increased liquidity and reduced interest rates.

     On a consolidated basis, the loss before income taxes and extraordinary item for the third quarter of 1999 was $16.8 million. This was mainly due to approximately $18.8 million in charges associated with the Strategic Plan and debt restructuring. Before such charges, income before income taxes and extraordinary item was $2.0 million compared to income before income taxes of $4.6 million reported for the same period in 1998. For the nine months ended September 30, 1999 the loss before income taxes and extraordinary item was $26.0 million. This loss was mainly due to the charges associated with the Strategic Plan and debt restructuring in the third quarter. Before such charges, the loss before income taxes and extraordinary item for the nine months was $7.2 million compared to income before income taxes of $12.6 million reported for the same period in 1998.

     The extraordinary item recorded in the three and nine month periods ended September 30, 1999 relates to charges resulting from the restructuring of the our Senior Notes, which is discussed further under "Liquidity and Capital Resources-Debt Restructuring" below.

     The following discussion on a segment basis reflects results before income taxes, unallocated expenses (which expenses consists primarily of interest and certain costs incurred in connection with the debt restructuring) and extraordinary item:

     0 For the third quarter of 1999, income before income taxes, unallocated expenses and extraordinary item for the video and computer game business was $1.4 million compared to income before income taxes and unallocated expenses of $5.6 million in the third quarter of 1998. For the nine months ended September 30, 1999 income before income taxes, unallocated expenses and extraordinary item was $1.4 million compared to $14.6 million for the nine months ended September 30, 1998. These decreases were mainly due to $1.1 million in charges recorded for the three and nine months ended September 30, 1999 in connection with our Strategic Plan. Before such charges, income before income taxes, unallocated expenses and extraordinary item for the third quarter and nine months ended September 30, 1999 was $2.5 million. The decreases were attributable to lower gross profits and higher promotional expenses.

     0 Loss before income taxes, unallocated expenses and extraordinary item for the RAC business was $9.3 million for the third quarter of 1999 compared to a loss of $0.6 million for the third quarter of 1998. For the nine months ended September 30, 1999 the loss before income taxes, unallocated expenses and extraordinary item was $13.3 million, compared to a loss of $1.2 million for the nine months ended September 30, 1998. In addition to the effect of lower gross margins, approximately $10.1 million of restructuring and other charges associated with the Strategic Plan were applicable to the RAC business, particularly its home audio division. Before such charges, income before income taxes, unallocated expenses and extraordinary item for the third quarter of 1999 was $0.8 million and for the nine months ended September 30, 1999 was a loss before income taxes, unallocated expenses and extraordinary item of $3.2 million.

     0 Loss before income taxes, unallocated expenses and extraordinary item for the accessories business was $2.4 million for the third quarter of 1999 compared to income before income taxes and unallocated expenses of $2.8 million for the third quarter of 1998. For the nine months ended September 30, 1999 income before income taxes, unallocated expenses and extraordinary item was $2.7 million compared to $9.2 million for the nine months ended September 30, 1998. The declines were attributable to both a marginal decline in the gross margin percentage in the third quarter of 1999 and an increase in operating expenses as well as approximately $6.4 in restructuring and other charges associated with the Strategic Plan to the core accessories business. Before such charges, income before income taxes, unallocated expenses and extraordinary item for the third quarter of 1999 was $4.0 million and for the nine months ended September 30, 1999 was $9.1 million.

     For interim reporting purposes, we usually record income taxes based on our estimated annual effective income tax rate for the calendar year ending December
31. However, as a result of the losses incurred in 1999 we have recorded no income tax benefit for our U.S. losses and for our foreign subsidiaries which sustained losses but we have recorded income tax expense for those foreign subsidiaries with earnings. For the nine month period ended September 30, 1998, our income tax expense was based upon an estimated effective annual income tax rates of 16.5%. In recent years, our income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from our Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which have been subject to a tax holiday. Our Chinese subsidiary, being a production-oriented Foreign Investment Enterprise located in a Special Economic Zone in China, was granted a five year tax holiday beginning in 1996. This tax holiday allows for full exemption from Chinese corporate tax for the 1996 and 1997 years, and a 50% exemption for the following three years. Also, we have not provided for additional U.S. income taxes which would be payable upon the payment of dividends to us from our Asian subsidiaries because these earnings were considered to be indefinitely invested or could be remitted without the payment of additional U.S. income taxes. Our effective income tax rate on future earnings from Asia and additional U.S. income taxes on the unremitted Asian retained earnings at September 30, 1999 are, in part, dependent upon our future domestic cash requirements and our domestic tax situation in the periods any intercompany dividends are declared. Certain intercompany dividends were declared and paid in the three months ended September 30, 1999 and we currently project that an additional portion of our Asian retained earnings at September 30, 1999 will be remitted to us as dividends in the quarter ending December 31, 1999. We currently estimate that these dividends will have no material effect on our taxes payable or income tax expense for 1999 and that the balance of our Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of our domestic operations for the full year and thereafter, our ability to borrow or otherwise obtain funds to finance our operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia.

     In 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires us to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. To date, our comprehensive income has been comprised of our net income or loss and foreign currency translation adjustments (which adjustments were a negative $1.9 million for the nine months ended September 30, 1999 and a positive $1.9 million for the same period in 1998) included in the consolidated statements of stockholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the nine months ended September 30, 1999 and 1998, and the related foreign currency translation adjustments recorded by us, in addition to the changes in net income or loss, total comprehensive loss for the nine months ended September 30, 1999 was $37.8 million compared to total comprehensive income of $12.4 million for the nine months ended September 30, 1998. Total comprehensive loss for the quarter ended September 30, 1999 was $24.9 million as compared to total comprehensive income of $6.8 million for the quarter ended September 30, 1998. (See Note D of the Notes to the Condensed Consolidated Financial Statements.)

     For the third quarter of 1999, basic and diluted loss per share were $2.27/share based on average outstanding shares of 11,732,000. For the third quarter of 1998, basic earnings per share was $.32/share and diluted earnings per share was $.30/share based on average shares of 11,697,000 (basic) and 12,420,000 (diluted). For the nine months ended September 30, 1999, basic and diluted loss per share were $3.07/share based on average outstanding shares of 11,714,000. The per share amounts for the three and nine months ended September 30, 1999 include charges equal to $1.60 per share on losses before extraordinary item and an extraordinary loss equal to $0.75 per share associated with the Strategic Plan and restructuring of debt. The effect of the assumed exercise of outstanding stock options and warrants for the three and nine months ended September 30, 1999 is antidilutive and therefore is not reflected in the 1999 loss per share amounts. For the nine months ended September 30,1998, basic earnings per share was $.90/share and diluted earnings per share was $.86/share based on average shares of 11,642,000 (basic) and 12,232,000 (diluted).

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations for the nine months ended September 30, 1999 was negligible.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND COMPONENTS OF WORKING CAPITAL. Our principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings under credit facilities provided by banks in the United States and abroad and proceeds from the sale of our securities, including the private placement of our notes. At September 30, 1999, we had cash and cash equivalents of $14.2 million compared with $21.4 million at December 31, 1998.

     At September 30, 1999, we had working capital of approximately $266.3 million as compared to approximately $178.3 million at December 31, 1998. Our ratio of current assets to current liabilities was 3.4 to 1 at September 30, 1999 and 1.8 to 1 at December 31, 1998. The increases in working capital and the working capital ratio are primarily the result of the proceeds of the issuance of $35 million in aggregate principle amount of senior subordinated notes used to reduce outstanding borrowings under the revolving credit facility and the restructuring of our debt in September 1999. Trade receivables decreased $29.2 million to $154.0 million at September 30, 1999 as compared to $183.2 million at December 31, 1998. Inventories increased from December 31, 1998 levels by $23.6 million to $184.9 million at September 30, 1999. Accounts payable and accrued expenses increased $5.4 million to $109.7 million at September 30, 1999. These changes are the result of our normal sales and purchasing patterns, where sales have traditionally been higher in the third and fourth quarters of each year.

     DEBT RESTRUCTURING. On September 8, 1999, we entered into a debt restructuring agreement which included the extension of our previous bank credit facilities, a shortening of the term of our adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which will become due on June 30, 2001. The financial covenants under our previous debt were reduced in number and significantly relaxed. Pursuant to the agreement we granted the lenders and note holders collateral in substantially all the assets of the Company. The interest rates on our outstanding debt were increased, certain fees became payable and warrants to acquire common shares were granted. In the third quarter of 1999, we incurred approximately $10.0 million in debt restructuring costs and $4.1 million in additional deferred finance charges. The $10.0 million applicable to debt restructuring costs includes $8.8 million related to costs of restructuring our senior notes and $1.2 million of professional fees and costs of seeking alternative financing. The costs associated with the restructuring of our senior notes has been recorded as an extraordinary item in the three and nine months ended September 30, 1999 because their restructuring is considered to be the equivalent of a debt extinguishment and the issuance of new loans under generally accepted accounting principals.

     At December 31, 1998 and June 30, 1999 and at various times prior to such dates we were not in compliance with certain financial covenants, including those involving the maintenance of financial ratios and minimum tangible net worth, under our outstanding notes and our credit facility. At such times both the note holders and bank lenders either amended the covenants or waived our non-compliance with such covenants and temporarily relaxed such covenants. At September 30, 1999, we were in compliance with the covenants under the notes and credit facility. However, there can be no assurance that we will be in compliance with the modified covenants in the future or that the lenders or note holders will waive or amend any of the covenants should we be in violation of any such covenants in the future.

     CURRENT SOURCES OF CREDIT. We currently have a multibank credit facility, entered into in January 1997 and modified several times with the most recent modification occurring on September 8, 1999. The most recent modification froze our revolving credit facility at $74.6 million and combined three existing term loans with the revolving credit facility to create a total loan of $89.2 million with a due date of June 30, 2001. The facility has a $12.5 million letter of credit subfacility, of which $10.6 million was outstanding at September 30, 1999. We entered into an additional multibank credit facility on September 8, 1999 with an up to $50.0 million revolving credit facility through June 30, 2001. The outstanding borrowings under the new credit facility were $7.0 million at September 30, 1999. The restructured loan under the original credit facility bears an interest rate at the prime rate plus 3.77% and the revolving loan under the new credit facility has an interest rate at the prime rate plus 3.5%. As of September 30, 1999 these loans bore interest of 12.02% and 11.75%, respectively. The outstanding borrowings and commitments pursuant to letters of credit under the revolving facility were $95.7 million at December 31, 1998. (See the discussion above regarding restructuring of this debt and the discussion below regarding our outstanding notes and other borrowings.)

     In January 1997, we issued $75 million in principal amount of adjustable rate senior notes (the 1997 Notes), which were modified on September 8, 1999, accelerating the maturity date to June 30, 2001 from January 6, 2007 and increasing the interest rate to 12.75% (8.75% in 1998) per annum. In September 1998, we issued an additional $25 million in principal amount of 10-year senior notes (the 1998 Notes), which were also modified accelerating the maturity date to June 30, 2001 from September 1, 2008 and increasing the interest rate to 12.52% per annum (8.52% in September 1998).

     In February 1999, we issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes). The proceeds were used to reduce outstanding borrowings under our revolving credit facility. The 1999 Notes are subject to required prepayment from the proceeds received by us from the sale of either high yield indebtedness or common shares. Interest is currently payable quarterly at 13.5% a year to November 4, 1999, increasing to 14.5% per annum from November 5, 1999 to February 4, 2000, then increasing to 15.0% per annum from February 5, 2000 to May 4, 2000, and then increasing to 15.5% per annum from and after May 5, 2000. Under the terms of the agreement, the Company issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with the debt restructuring, the exercise price of the warrants was reduced to $7.77 per share and additional warrants to purchase 100,000 common shares at a price of $7.77 per share were issued. These warrants expire on September 8, 2004.

     We have granted two mortgages on our Florida property to one member of the multibank credit group, which are due in June and July 2001, to secure repayment of $2.5 million of such indebtedness. Interest rates on the loans are 8.0% and 8.4%.

     Certain of our foreign subsidiaries have lines of credit of approximately $18.3 million with foreign banks, primarily for import facilities. The banks have security interests to the extent of merchandise purchased under these lines. As of September 30, 1999, there were no trust receipt loans and approximately $6.8 million of letters of credit outstanding which reduce the amounts available under these foreign lines.

     FACILITIES. In January 1998, we completed construction of an approximately 318,000 square foot expansion of our warehouse on our Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

     FOREIGN OPERATIONS. To date there has been limited exposure to loss due to foreign currency risks in our Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.77 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, we maintain the majority of our currency in Asia in U.S. dollar accounts. However, there can be no assurance that these relationships will continue.

     Our operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Our shareholders' equity was decreased by a foreign currency translation adjustment of approximately $1.9 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1998, our shareholders' equity was increased by a foreign currency translation adjustment of approximately $1.9 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on our results of operations but such adjustments serve to reduce our tangible net worth which is required to be maintained at specified levels under financial covenants in our loan and note purchase agreements.

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

YEAR 2000

     We have addressed what is known as the year 2000 (or Y2K) issue. Based on current information, we believe that we will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on our results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, many of which are dependent on efforts of third parties. For a discussion of this problem, see " Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Form 10-K for the year ended December 31, 1998.

     We believe that all of our internal computer systems and computer-dependent systems are currently Y2K compliant. As noted in our Form 10-K, we have been contacting our key vendors and service providers, as well as our key customers, to ascertain their Y2K compliance to the extent that their problems could affect our internal systems or other aspects of our business. Inquiry letters have been sent to all key United States and most key foreign vendors, service providers and customers.

     Positive responses or other assurances have been received from substantially all of our significant vendors and service providers and from most of our significant customers. Responses from European vendors and customers, however, have been slower in coming as many European countries have only recently recognized the potential severity of the Y2K problem. We have received satisfactory responses from (or deemed it not necessary to query) vendors representing approximately 85% of our worldwide purchases (95% of purchases by all non-European companies) and from customers representing approximately 80% of our worldwide sales (90% of sales by all non-European companies). For our planning purposes we are assuming that companies which do not satisfactorily respond will not be Y2K compliant. Any serious Y2K problems which significant vendors and service providers encounter could impact our ability to sell the affected products. Based on information received to date, however, we do not anticipate any significant disruptions in supply and any such disruptions which may arise should be minimized by the fact that we maintain inventory for most of our components and have the ability to obtain alternative sources for many items. Furthermore, sales in the first quarter of the calendar year are generally less than in the prior fourth quarter, lessening the impact of any situations which may arise. If significant customers (especially those which are ordering from us electronically) have Y2K problems, that also could impact the level of their purchases until such problems are resolved.

IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

     We have extensive operations in certain European countries, including Germany, Italy and the United Kingdom. We also sell to additional countries in Europe. For the nine months ended September 30, 1999, approximately 15% of our net sales were in Europe. With the exception of the United Kingdom, all of the countries in which we have operations have confirmed their participation in a new 11-country European common currency, the Euro. We have not experienced, and do not anticipate, that there will be any material adverse impact on us or our European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. For a discussion of the implications to us regarding the recent adoption of a common European currency, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Form 10-K for the year ended December 31, 1998.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Approximately 59% of our borrowings bear fixed interest rates. The borrowings under the revolving credit portion of our credit facilities bear various rates depending on changes in the prime rate.

     We have no significant foreign borrowings from third parties. Recoton Corporation and certain of our subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes us to exchange rate fluctuations. We have not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the principal outstanding exposure at September 30, 1999 (expressed in U.S. dollars at current exchange rates) for foreign currency loans made by Recoton Corporation and our subsidiaries to other subsidiaries in Germany and Italy is $33.4 million. These loans have no fixed due dates.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     CUSTOMS. We have entered into agreements to resolve all matters in the pending customs investigation by the U.S. Customs Service and the U.S. Attorney for the Middle District of Florida. The agreement with the U.S. Attorney's office is subject to court approval. Pursuant to such agreement, on September 2, 1999 we entered a guilty plea to a number of counts involving country of origin mismarking and undervaluation of imports and agreed to pay a fine to be determined by the court. The sentencing hearing is scheduled to occur in December, at which time the court is likely to announce its determination as to the amount of the fine. We will pay the U.S. Customs Service the difference between $14.0 million and the fine determined by the court. There can be no assurance that the agreement with the U.S. Attorney will be approved. For a further discussion of this matter, see" Item 3, "Legal Proceedings," of our Form 10-K for the year ended December 31, 1998 and our Form 8-K dated July 27, 1999.

     SONY VS. INTERACT. Sony Computer Entertainment America Inc. sued our subsidiary InterAct Accessories, Inc, and Datel Electronics, Ltd., the supplier of InterAct's GameShark product, in the U.S. District Court for the Northern District of California on April 7, 1999. The parties are currently engaged in discussions to resolve this matter. For a further discussion of this case, see
Part II, Item 1 "Legal Proceedings" of our Form 10-Q for the quarter ended March 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

      (27)   Financial Data Schedule

(b)  Reports on Form 8-K:

    (1) A report dated September 8, 1999 was filed to report under
        Item 5 the restructuring of the Company's indebtedness.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RECOTON CORPORATION


                            /S/ STUART MONT
                            -----------------------------------
                            Stuart Mont
                            Executive Vice President-Operations and Chief
                              Operating Officer


                            /S/ ARNOLD KEZSBOM
                            -----------------------------------
                            Arnold Kezsbom
                            Senior Vice President-Finance, Treasurer and Chief
                              Financial Officer

Dated:  November 15, 1999