Form 10-K
period 1999-12-31
RECOTON CORP
filed 2000-03-30
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    (MARK ONE)

      /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

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


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $144,307,607 based on the closing price on the Nasdaq Stock Market of $13 15/16 as of February 29, 2000. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,739,856 Common Shares as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 2000 (the "2000 Proxy Statement") is incorporated by reference into Part III of this Form 10-K.

                                     PART I

          THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOUND AT SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION, PRESS RELEASES OR OTHER STATEMENTS BY THE COMPANY. STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE ACT. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES; STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS AND ANTICIPATED COMPLIANCE WITH FINANCIAL COVENANTS IN LOAN AGREEMENTS; PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES; PLANS RELATING TO PRODUCTS OR SERVICES; ASSESSMENTS OF MATERIALITY; AND PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THESE STATEMENTS. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS," "PLANS" AND VARIATIONS OF SUCH TERMS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

          FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY OR UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, OTHER FILINGS, PRESS RELEASES OR OTHER STATEMENTS BY THE COMPANY. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES.

          OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING AREAS:

     o    RECEPTIVITY OF CONSUMERS TO NEW CONSUMER ELECTRONICS TECHNOLOGIES;

     o ABILITY OF THE COMPANY TO INTRODUCE NEW PRODUCTS TO MEET CONSUMER NEEDS AND CUSTOMER AND CONSUMER ACCEPTANCE OF THE COMPANY'S NEW PRODUCT INTRODUCTIONS;

     o ABILITY TO SUCCESSFULLY IDENTIFY, ACQUIRE AND INTEGRATE NEW BUSINESS INTO THE COMPANY'S OPERATION;

     o    COMPETITION;

     o    NUMBER AND NATURE OF CUSTOMERS AND THEIR PRODUCT ORDERS;

     o ABILITY TO OBTAIN AND MAINTAIN ADEQUATE FINANCING, TO BEAR THE INTEREST COST OF SUCH FINANCING AND TO REMAIN IN COMPLIANCE WITH FINANCING COVENANTS;

     o    ABILITY OF SUPPLIERS TO CONTINUE TO SOURCE PRODUCTS AND COMPONENTS;

     o FACTORS RELATED TO FOREIGN MANUFACTURING, SOURCING AND SALES (INCLUDING CHINESE AND OTHER FOREIGN GOVERNMENT REGULATION, TRADE AND IMPORTATION CONCERNS, FLUCTUATION IN EXCHANGE RATES AND ADOPTION OF A UNIFORM CURRENCY IN CERTAIN EUROPEAN COUNTRIES);

     o    CHANGES IN TAXES DUE TO CHANGES IN THE MIX OF U.S. AND NON-U.S.
          INCOME;

     o ABILITY TO MAINTAIN CONFIDENTIAL INFORMATION AND OBTAIN AND MAINTAIN PROPRIETARY RIGHTS;

     o    PENDING OR THREATENED LITIGATION AND INVESTIGATIONS;

     o    THE ABILITY TO OBTAIN AND MAINTAIN KEY PERSONNEL;

     o THE OPERATION OF MANAGEMENT INFORMATION AND COMPUTER SYSTEMS AT THE COMPANY AND AT THE COMPANY'S CUSTOMERS AND VENDORS;

     o    ENVIRONMENTAL AND OTHER LEGAL REGULATIONS; AND

     o OTHER RISK FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

          READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, WHICH SPEAK ONLY AS OF THE DATE SET FORTH ON THE SIGNATURE PAGE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

          AAMP(TM), Advent(R), Ambico(R), AR(R)/Acoustic Research(R), Discwasher(R), GameShark(R), Heco(R), InterAct(R), Jensen(R), Linear Research(R), MacAudio(R), Magnat(R), NHT(R) (Now Hear This(R)), Parsec(R), PerfectCase(R), Performance(R), Peripheral(TM), Phase Linear(R), Recoton(R), Ross(TM), SoundQuest(R), AND Stinger(R) ARE TRADEMARKS OF RECOTON CORPORATION OR ITS SUBSIDIARIES. Barbie(R), Nintendo 64(R), Rolling Stone(R), Sega Dreamcast(R), Sony PlayStation(R) AND Sprint(R) ARE MARKS OF OTHER COMPANIES LICENSED FOR USE ON SPECIFIC PRODUCTS MANUFACTURED BY OR FOR RECOTON CORPORATION OR ITS SUBSIDIARIES.

ITEM 1.  BUSINESS

THE COMPANY

          Recoton Corporation (with its subsidiaries, sometimes referred to as Recoton or the Company), founded in 1936, is a global leader in the development, manufacturing and marketing of branded home and mobile audio products, video and computer game accessories and other consumer electronic accessories for aftermarket use by consumers. The Company's diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz
(MHz) wireless technology headphones and speakers.

          The Company classifies its business into three principal segments:

     o RECOTON AUDIO BUSINESS. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio products and certain video products. Products for the home, sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names in the United States and under the MAGNAT and HECO brand names in Europe, include state-of-the-art designed high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the ADVENT, JENSEN, LINEAR RESEARCH, ROAD GEAR and PHASE LINEAR brand names in the United States and MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. Approximately 36% of the Company's revenues in 1999 were from sales by this segment.

     o VIDEO AND COMPUTER GAME BUSINESS. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments, and InterAct Accessories, Inc., the Company's distributor of computer and video game accessories in the United States. Products sold primarily under the INTERACT and PERFORMANCE brands include joysticks, controllers, game steering wheels and other accessories, including the Company's popular GAMESHARK, a device which assists game players to improve their play. Certain products are also sold under the SONY, NINTENDO, SEGA and BARBIE brand names under license. Approximately 33% of the Company's revenues in 1999 were from sales by this segment.

     o CONSUMER ELECTRONICS ACCESSORIES BUSINESS. This segment consists of the Recoton Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Ltd., a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder and photo storage cases; headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR and STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. Approximately 31% of the Company's revenues in 1999 were from sales by this segment.

For further information about these segments, see Note M of the Notes to the Consolidated Financial Statements.

          Recoton's products are offered under a number of brand names, many of which are recognized by consumers and all of which the Company believes are valued by its retail customers. Recoton sells its products through consumer electronics retailers, music and video retailers, office and computer products retailers, other specialty retailers, mass merchants, drug store chains, home centers, e-commerce retailers, direct mail merchants, catalog showrooms, TV shopping channels and warehouse clubs. The Company also sells certain of its products to original equipment manufacturers. As a result of its broad array of branded product offerings and its value-added marketing services, such as customized merchandise planogramming, inventory management and just-in-time delivery, Recoton believes that it is one of the few companies that can act as a "one- stop shop" to retailers of consumer electronic accessories. Recoton believes that the combination of its diverse product offerings, value-added marketing services and multiple brand names has led to its holding leading market positions in key product areas, which serves as a significant competitive advantage in the consumer electronic products industry.

          Recoton has grown as the consumer electronics industry has grown. Starting with its formation in 1936 as a manufacturer of phonograph needles, the Company has kept pace with the ever-changing needs of the consumer, expanding its product offerings as the industry has evolved. From supporting the now-superseded or fading technologies of phonographs, eight track cartridges, cassette tapes and citizen band radios, it now provides products for current core technologies such as compact discs, video cassettes and video and PC games and emerging technologies such as digital versatile discs (DVD); satellite, digital and high definition televisions (HDTV); and mobile entertainment systems. It has also benefited from the emergence of home-based work and the desire to have the benefit of business technologies such as computers and telecommunications available for home use. The Company's product offerings have expanded with the introduction of each of these new technologies. As each new technology has emerged, Recoton has found that the demand for its products has increased, with its new products usually being additive to its business, rather than immediately replacing older products. While consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases, many of the older systems remain operational and consumers still need to maintain, upgrade or integrate them.

          Starting in 1989, Recoton realized that it could more easily satisfy these burgeoning consumer needs through selective acquisitions as well as internal growth. Since that time it has completed 14 acquisitions as part of its growth strategy to expand its customer base, enter new geographic markets, broaden its product offerings and obtain new technologies. Recoton has sought to maximize the benefit of each acquisition by consolidating overhead expenses and leveraging sales and marketing expertise, thereby making its products more competitive. Two acquisitions have significantly changed the Company's focus. In 1995 it acquired STD Holding Limited, a Hong Kong-based manufacturer of video and computer game accessories such as joysticks and controllers primarily marketed under the brand name INTERACT. As a result of this acquisition, Recoton believes it is now the world's largest third party supplier of video game accessories. In 1996 Recoton significantly enhanced its presence in the international market with the acquisition of International Jensen Incorporated, now known as Recoton Audio Corporation, a global developer and marketer of home and car stereo speakers, car stereos including cassette and CD players and amplifiers sold under many well recognized brand names including ADVENT, AR/ACOUSTIC RESEARCH, JENSEN, PHASE LINEAR and NHT/(NOW HEAR THIS) in the United States and MAGNAT and MACAUDIO in Germany. This acquisition has made Recoton one of the world's largest marketers of home speakers and mobile audio speakers and electronics.

          The products which Recoton sells, most of which are accessories or other products purchased after a consumer has purchased a home or mobile entertainment system, game system or information system, usually carry a higher margin for the retailer than the hardware which comprises the basic system. Retailers therefore have an incentive to aggressively market these types of products. For this and other reasons, Recoton has seen a growth in the floor space which retailers devote to the sale of accessories. The Company anticipates continuation of this trend as the consumer electronics industry is entering a new phase based on digitalization of many of the prevailing technologies. Recoton believes that DVDs will become the prevailing media for at- home movie viewing as the superior viewing opportunities of digital television becomes prevalent. Recoton also anticipates a growing trend for add-on high quality speakers as digital television monitors, which are often sold without speakers or only with modest speaker capability, become the core of the home entertainment system. The Company believes that additional growth opportunities will emerge through the convergence of consumer electronics and the computer, in both the home and car environment, and the growth of personal communications equipment such as cell phones.

RECENT DEVELOPMENTS

          During the third quarter of 1999, the Company began implementation of a comprehensive strategic business plan geared towards improving overall operations, cash flow and return on assets. The strategic plan included a reduction of staff, consolidation of businesses, the reduction and/or discontinuation of certain products and the sale of certain assets. Approximately $17.6 million in charges were recorded in 1999 in conjunction with the plan.

          In September 1999, the Company entered into a debt restructuring agreement which included the extension of previous bank credit facilities, a shortening of the term of adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which will become due on June 30, 2001. The financial covenants under previous debt agreements were reduced in number and significantly relaxed. Pursuant to this agreement the Company granted the lenders and senior note holders collateral in substantially all the non-Asian assets of the Company. The interest rates on outstanding senior debt were increased, certain fees became payable, warrants to acquire common shares were granted and certain previously issued warrants were modified. The Company incurred approximately $10.0 million in debt restructuring costs and $4.5 million in additional deferred charges in 1999.

          In February 2000, the Company signed a commitment letter with Heller Financial, Inc. with respect to a refinancing of a significant portion of the existing bank debt and senior notes. Such facility, if consummated, would provide the Company with a new three-year senior credit facility for up to $270 million to replace a substantial portion of the Company's existing debt. This facility remains subject to due diligence, legal documentation and syndication.

          For further information on these recent developments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY OVERVIEW

          The consumer electronics market is large and diverse. It initially included products such as phonographs, radios, home stereos and televisions. As a result of the development of a variety of innovative technologies, it has evolved to include personal computers, compact disc players, camcorders, video cassette recorders, cellular and cordless telephones, video game systems, in-car entertainment systems, home theaters and other home entertainment and home office technologies.

          The consumer electronics market continues to experience rapid and frequent changes. Advances in technologies for mature products such as televisions, camcorders and telephones are leading to innovations resulting in such advances as digital and high definition television, flat screen television and DVD systems, which deliver ultra-high quality pictures and stereo sound, as well as digital cameras and camcorders. In addition, there are new over-the-air delivery systems for television and audio products, such as direct satellite broadcast systems (DBS) and digital satellite-to-vehicle radio services. The Consumer Electronics Association estimates that sales of consumer electronic products have been growing at an average of three to five percent a year since 1991. The industry sales for year 2000 are projected by CEA to be $85.6 billion, up by approximately 5.8 percent from the estimated record sales of $80.9 billion in 1999.

          The expansion of the consumer electronics market has resulted from changes in consumer tastes, lifestyles and work habits. The emergence of home based work and the increasing popularity of telecommuting have driven the demand for computers and telecommunications equipment for home offices. Additionally, personal computers, fax machines and other office technologies are increasingly being used for reasons not related to work. The strong growth in enhanced home theater and in-car entertainment listening and viewing environments has driven the demand for multimedia and video game products. Many consumer electronic accessories are necessary to maintain and operate consumer electronic products while others are used to expand, upgrade or enhance the functionality of particular products.

          The nature of retail marketing for consumer electronics products has been evolving in recent years. Traditional department stores have withdrawn from the market while other types of retailers, such as large national consumer electronics superstores, mass merchants, music and video retailers, office and computer retailers, home centers, and direct mail, specialty retailers, have become more prevalent. Simultaneously, more smaller convenience stores such as food and drug store chains are now carrying consumer electronics products and accessories. In addition, internet retailers are beginning to market consumer electronic accessory products. The Company expects these trends towards both larger "big box" discount stores and smaller size convenience-oriented local stores to continue.

          As the market for core technologies is rapidly changing, the market for accessories and other aftermarket products is rapidly expanding. This is due to several reasons. Each new technology invites the consumer to purchase new accessories. Consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases. In addition, many of the older systems remain operational and consumers still desire to maintain or enhance them and integrate them with the newer systems. Gross profit margins realized by retailers on accessories are typically higher than those on electronics components, while inventory costs and floor space required to display and sell accessories are substantially less than for equipment. Retailers recognize that having accessories available can encourage add-on sales to a consumer electronics purchase, lead to impulse purchases and encourage repeat visits by consumers.

          The Company believes that retailers are increasing their efforts to market accessories and other aftermarket products such as speakers, multimedia products and electronic game products. Retailers are increasing floor space allocated to these products, enhancing their in-store staffing and merchandising and spending more on advertising and promotion for these products. The Company believes that in order to achieve greater purchasing and operating economies and to reduce costs, retailers are consolidating their relationships with suppliers that sell a broad assortment of consumer electronics accessories, provide timely product availability and offer strong merchandising support.

PRODUCTS

          Recoton offers a broad line of over 4,000 consumer electronics products for home and mobile aftermarket use. Its products are offered under a number of well-recognized brand names. These products are positioned, packaged and priced to appeal to a broad range of retailers and consumers.

          AUDIO PRODUCTS

          Recoton sells audio products for home and aftermarket car, boat and other mobile use. Products for home use include technologically advanced high-fidelity stereo and home theater loudspeaker systems sold primarily under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names domestically and the MAGNAT and HECO brand names in Europe. Mobile products include speakers, CD players and changers, cassette radios, receivers, subwoofers, amplifiers, equalizers, video monitors, VCRs and tuners, car installation accessories and marine audio products, sold primarily under the ADVENT, JENSEN, LINEAR RESEARCH, ROAD GEAR and PHASE LINEAR brand names domestically and the MAGNAT and MACAUDIO brand names in Europe. Each of the Company's speaker brands is positioned to reach a different target consumer, from entry level to audiophile. Recoton believes it is a leading marketer of high-fidelity speakers and other audio products for the home and mobile markets.

          VIDEO AND COMPUTER GAME PRODUCTS

          Recoton designs, manufactures and sells video and computer game accessories, one of the fastest growing sectors of the consumer electronics industry. These include controllers, joysticks, steering wheels and other accessories, including the popular GAMESHARK devices, that are used to enhance a player's enjoyment of video and computer games. GAMESHARK, used with Sony PlayStation, Nintendo 64, Nintendo Game Boy, Sega Dreamcast and PCs, contains hundreds of codes to give the players tips on how to improve their performance of many of the most popular games. The Company's steering wheels include the best-selling V-3(R) and Force Feedback V-4(R) steering wheels. These products are sold primarily under the Company's INTERACT and PERFORMANCE brand names. Some of these products are also sold under the SONY, NINTENDO, SEGA and BARBIE brand names under license. The Company believes that it is the largest third-party supplier of accessory products for video games.

          CONSUMER ELECTRONICS ACCESSORIES

          Recoton sells a broad line of consumer electronic accessory products to interconnect, accessorize and maximize the enjoyment of various consumer electronics products and systems. These include indoor and outdoor TV antennas; audio, CD/audio and/or cassette accessories; camcorder and video accessories; music, camcorder and photo carrying and storage cases; cellular and other telephone accessories; headphones; satellite and digital accessories; mobile audio accessories; remote controls; and computer and home office accessories, including surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders and mouse and wrist pads. The Company markets these accessory products under many brand names, including AAMP, ADVENT, AR/ACOUSTIC RESEARCH, INTERACT, JENSEN, PERFECTCASE, PERIPHERAL, ROAD GEAR, ROSS, SOUND QUEST, and STINGER, depending on the product category. The Company is licensed to sell telephone accessories under the SPRINT brand name and music storage products under the ROLLING STONE brand name. Recoton also sells a proprietary line of wireless products, including stereo headphones, amplified speaker systems, video broadcast systems and a portable indoor/outdoor weather-resistant speaker. These patented products, sold under the ADVENT, JENSEN and RECOTON brand names, use 900 MHz and other FM frequencies to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, computer, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified indoor/outdoor loudspeakers or other television sets within 150 feet. Recoton believes that it is a leading supplier of consumer electronics accessories.

CUSTOMERS AND DISTRIBUTION

          The Company seeks to provide consumers with access to its products globally through multiple distribution channels and at multiple price points. These distribution channels include consumer electronics retailers, music and video retailers, office and computer product retailers, other specialty retailers, mass merchants, drug store chains, home centers, e-commerce retailers, direct mail merchants, catalog showrooms, TV shopping channels and warehouse clubs. Recoton has a strong and diverse customer base of more than 1,000 retail customers which it believes have more than 30,000 storefronts.

          Recoton also sells private label or branded accessories products to original equipment manufacturers. OEM products include video, CD and telephone accessories, loudspeakers and wireless products. Recoton also operates two factory outlet stores, located in Florida and Arizona.

          During the past few years, Recoton expanded its sales outside of the U.S., especially in Europe and Canada. The Company also sells Asian-sourced products to OEM customers around the world. Recoton views its international customer base as an important source for continued growth. See Note M of the Notes to Consolidated Financial Statements for information with respect to the Company's operations by geographic area.

          Recoton normally sells its products on a purchase order basis and does not ordinarily have long term contracts with its customers. The Company's sales are reliant to a great extent on its ability to influence the allocation of retail shelf space by retailers far in advance of the placement and shipment of orders for its products. Because it is the Company's practice to maintain sufficient inventory of finished goods and components to fill orders promptly, the Company does not believe the level of backlog is significant and does not consider it to be an important predictor of future performance.

          Wal-Mart Stores, Inc. is a significant customer of the Company's audio segment and its video and computer game segment. Net sales to Wal-Mart Stores, including its Wal-Mart and Sam's operations, were approximately $57.0 million, or 11% of net sales, in 1997, $120.5 million, or 17% of net sales, in 1998, and $119.3 million, or 17% of net sales, in 1999. No other customer represented greater than 10% of the Company's net sales in 1997, 1998 or 1999.

SALES, MARKETING AND SUPPORT

          Recoton develops strong relationships with a broad array of retailers as part of its marketing strategy. The Company seeks to establish "partnership" relationships with its customers by offering them "one stop shopping" for a wide variety of consumer electronics products. Recoton aims to attract and support customers who are consolidating their vendor relationships to achieve greater purchasing and operating economies. The Company markets its products through multiple retail channels. Recoton offers extensive marketing, inventory management and customer support services. These services include consumer support programs, distinctive packaging, drop shipping, electronic data interchange, extensive product promotion, in-store inventory management, pre-ticketing services and in-store product displays and training.

          The Company further supports its products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. Recoton also advertises and provides support for both its customers and consumers through numerous Internet web sites, including WWW.RECOTON.COM, which is the Company's homepage. In addition, the Company's InterAct subsidiary maintains its WWW.GAMESHARK.COM website, which the Company believes is one of the most popular sites for video gamers.

          Recoton utilizes a worldwide network of sales executives, regional managers, independent sales representatives and exclusive distributors. The Company compensates its independent sales representatives on a commission basis. Regional sales personnel work in the field with the Company's customers and independent sales representative organizations. Recoton also maintains a toll-free support center, staffed five days per week, 12 hours per day, to aid consumers in the U.S. and Canada.

          In order to meet customer needs for just-in-time delivery, the Company generally carries significant inventory in the products which it offers. This increases its capital requirements. Consistent with the needs to supply products to its customers, inventories are closely controlled and maintained at levels related to product cycles and responsive to normal delivery requirements of customers. Recoton generally bills customers at normal trade terms. With the exception of its inventory and billing practices, the Company does not have any extraordinary working capital requirements.

ACQUISITIONS

          A significant part of Recoton's historic growth strategy has been to expand its business through the pursuit of strategic acquisitions. Through 14 acquisitions since 1989, Recoton has:

     o OBTAINED NEW PRODUCTS AND TECHNOLOGIES, as it did with stereo headphones when it acquired Calibron, Inc. in 1989, antennas when it acquired assets of All Channel Products Inc. in 1989, maintenance products when it acquired assets of Discwasher Inc. in 1991, camcorder and video accessories when it acquired Ambico, Inc. in 1992, remote controls when it acquired assets of Infrared Research Laboratories, Inc. in 1994, mobile audio installation products when it acquired assets of Ampersand (Ampco Industries, Inc.) in 1995, video and computer game accessories when it acquired STD in 1995 and car audio accessories when it acquired AAMP of Florida, Inc. in 1997;

     o SIGNIFICANTLY EXPANDED ITS PRESENCE IN SPECIFIC PRODUCT LINES, as it did with television antennas when it acquired assets of Parsec Delaware Ltd. in 1991, speaker and other audio products when it acquired International Jensen Incorporated in 1996 and mobile audio installation products when it acquired AAMP;

     o INCREASED ITS MANUFACTURING AND ASSEMBLY CAPACITY, as it did with the Company's original Florida plant (which was subsequently expanded) when it acquired Calibron in 1989, the Chinese manufacturing facilities when it acquired STD in 1995 and the Benecia, California facilities when it acquired International Jensen in 1996;

     o ENHANCED OVERSEAS DISTRIBUTION CAPABILITIES, as it did when it acquired International Jensen and assets of HECO GmBH in 1996 and Tambalan Limited in 1997;

     o OBTAINED NEW MARKETING TECHNIQUES, as it did with direct marketing talents when it acquired AAMP in 1997; and

     o BROADENED ITS CUSTOMER BASE, as it did when it acquired STD in 1995 and International Jensen in 1996.

          Recoton seeks to maximize the benefit of its acquisitions by consolidating overhead expenses and leveraging sales and marketing expertise. While there may be certain duplications of expenses immediately following an acquisition, Recoton aims to achieve cost savings from the introduction of efficiencies of scale, thereby making Recoton and its products more competitive.

          The Company's ability to acquire additional businesses and assets is currently limited by covenants under its existing credit facilities. The Company nevertheless continues to evaluate acquisition opportunities as they are presented to it and will pursue acquisitions that are appropriate, subject to its financial resources and existing debt covenants.

RESEARCH AND PRODUCT DEVELOPMENT

          Recoton's research and development efforts are primarily oriented towards meeting consumers' desires for changing products to accessorize or supplement existing and new consumer electronics technologies. In order to remain a leader in the consumer electronics after-market, the Company reviews its product lines to identify new accessories for introduction as new consumer products are introduced. These efforts focus primarily on improving existing products and developing similar products in other emerging categories.

          Recoton maintains research and development facilities for its consumer electronics accessories business in Florida, for its audio business in Florida, California, Germany and Hong Kong and for its video and computer game business in Hong Kong and mainland China. From time to time the Company utilizes selected outside engineering services. Recoton has recently expanded its engineering department to increase its in-house development capabilities. This expansion has included establishing a digital engineering group for its video and computer game business to take advantage of the digital revolution in consumer electronics.

          Research and development efforts for video and computer game products include producing new gaming and sound-related products to enhance the video game experience and entertainment applications for multimedia personal computers. The Company has recently developed or is developing additions to its line of accessories for use with the recently- introduced 128-bit Sega Dreamcast system, Nintendo's GameBoy portable systems and the soon- to-be-introduced Sony PlayStation 2, and expects to develop products for Microsoft's X-Box and Nintendo's Dolphin game platforms for sale when such new game platforms are introduced. The Company is currently under contract to develop and be an OEM supplier to Microsoft for a new joystick scheduled for introduction in the Fall of 2000.

          Significant efforts to produce new and advanced loudspeaker systems include the redesigning of the speaker lines sold under the ADVENT, JENSEN and NHT brands and the addition of models to the AR/ACOUSTIC RESEARCH line of speakers.

          900 MHz wireless technology products in development include advanced headphones and speakers permitting Recoton to offer its wireless audio products for use with home theater systems and for in-car entertainment systems. The Company is also engaged in customer-funded R&D efforts for specific prospective applications of its wireless technology to products manufactured by other companies. For example, the Company is developing and expects to manufacture products for Sirius Radio Inc.'s 100 channel digital satellite-to-vehicle subscription radio service.

          Recoton's use of in-house industrial designers, software developers and engineers and other capabilities have been a major strength in obtaining and increasing its original equipment manufacturing business with other consumer electronics companies. Through its continual product development efforts, Recoton believes that it has been able to establish new retail accounts, enhance existing customer relationships and attract a growing base of OEM customers.

          Recoton's expenditures for research and development were approximately $4.2 million in 1997, $6.0 million in 1998 and $5.9 in 1999. In addition, the Company's expenditures for product and packaging design were approximately $2.5 million in 1997, $3.2 million in 1998 and $3.3 in 1999. The growth in research and development expenditures from 1997 to 1998 was primarily reflective of increased efforts to develop new products. While cash expenditures for research and development did not substantially change between 1998 and 1999, more R&D work was conducted offshore in 1999, at a lesser cost to the Company.

PRODUCTION AND SUPPLY

          Recoton utilizes its Chinese manufacturing facilities, as well as third-party manufacturers or suppliers located primarily in China, to produce most of its products or the components required for its products. A majority of the Company's video and computer game accessories are sourced from the Chinese manufacturing facility. This facility is also being used to manufacture multimedia speakers, universal remote controls, television antennas and CD and DVD cleaners and in the future may be used to manufacture other products for the Company. Recoton also assembles products in the U.S. at its Florida and California facilities with products or components provided by its own production facilities and third-party manufacturers.

          Most Recoton products use standard parts and components that can be purchased from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers. Alternative sources are available for all such products.

          While Recoton does not have guaranteed supply arrangements with any of its suppliers, the Company has never experienced an inability to obtain necessary components or other raw materials. Recoton believes that its sourcing and supply of components and other raw materials are adequate for its needs. No single third-party vendor or group of related vendors has provided more than 10% of the Company's raw material and component purchases in any of the years 1997 through 1999.

          The Company coordinates most of its offshore third-party sourcing for the North American market through its Hong Kong facilities and with its buying agents. These agents coordinate information flows with suppliers, provide translation services, facilitate financing, conduct quality control inspections and oversee shipping. The Company's volume allows it to consolidate shipments and obtain preferential shipping rates. However, it has been necessary from time to time to utilize more expensive air shipments in order to meet customers' time sensitive needs.

MANAGEMENT INFORMATION SYSTEMS

          The Company believes that advanced information processing is important in order for it to maintain its competitive position. The Company and all of its subsidiaries have implemented management information systems which run substantially all of the Company's principal data processing and financial reporting software applications.

          In 1999 the Company performed a complete management information system review for the purpose of planning and considering whether to implement a new global Enterprise Resource Planning (ERP) system to fully integrate functions such as finance, manufacturing, distribution and inventory management. The Company has not yet completed its evaluation of such a system or selected a software company to develop or customize a system for it. Any such system would be designed to enable the Company to streamline information entry, enhance analytical and inventory management capabilities, strengthen customer service capabilities, strengthen warehouse management, strengthen e-commerce presence including business-to-business capabilities and provide a better flow of information throughout its operations. The timeframe for implementation of a new ERP system is currently estimated to be one year for North American operations, and two years for European and Asian operations, from the time that a software vendor is selected.

COMPETITION

          The consumer electronics market is highly fragmented and subject to intense competition. Specific competitors by segment include:

          o RECOTON AUDIO: Bose, Boston Acoustics, Harman International and Polk for home audio products and Alpine, Audiovox, Kenwood, Pioneer and Sony for mobile audio products;

          o VIDEO AND COMPUTER GAME: Logitech, MadCatz, Microsoft, Nintendo, Sega, Sony and Thrustmaster; and

          o CONSUMER ELECTRONICS ACCESSORIES: Allsop, Belkin, Fellows, Gemini/Magnavox, Jasco/GE, Labtec, Sony, Thomson/RCA and Zenith.

          Competition is based primarily on brand name reputation; product variety, features and reliability; customer service and support; the ability to meet customer delivery needs; price; and the proprietary nature of certain products. Recoton believes that it competes favorably with respect to these factors. Shelf space (both in terms of quantity and desirability of location) is a key factor in determining sales of consumer electronics products. Retailers frequently allocate their shelf space based on the same factors they use to determine the products they purchase.

TRADEMARKS AND PATENTS

          Recoton believes that it has established a high level of brand name recognition with the Company's customers and consumers. SEE "PRODUCTS" for a discussion of the primary marks used for products.

          As a result of its own product development and acquisitions, Recoton has over 100 United States and foreign patents, including patents on its 900 MHz wireless products, speakers, headphones, amplifiers, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, antennas, connectors and adapters to eliminate tangles in coiled telephone cords. Additionally, Recoton has various patents pending including applications relating to wireless audio products, speakers, surge protectors, remote controls and car stereos and routinely applies for other patents on products as they are developed. The Company does not consider any single patent essential to its current business.

          The Company has licensed from other companies use of their trademarks on certain of the Company's products. These include SPRINT for phone accessories, ROLLING STONE for media storage products, BARBIE for certain InterAct products and NINTENDO, SONY AND SEGA for some of the Company's video game products. The Company also licenses to others certain of its trademarks, including JENSEN, and certain of its patents, including those related to the Company's CD20 cassette- to-CD adapter which allows CDs to be played through a cassette deck and the Company's 900 MHz technology.

          Recoton attempts to protect its proprietary information under domestic and international patent, copyright and trade secret laws and through the use of other safeguards. Recoton occasionally receives communications from others asserting that some of Recoton's products may be covered by such parties' patent or intellectual property rights. Recoton believes that its products do not infringe on the intellectual property rights of any third parties.

EMPLOYEES

          At December 31, 1999, Recoton had approximately 4,625 employees worldwide, of which approximately 3,225 were employed by the video and computer game segment, 250 were employed by the Recoton Audio segment, 210 were employed by the accessories segment and 940 employees were employed by the shared services division of Recoton Corporation. The number of employees employed at the Chinese manufacturing facility fluctuates significantly on a seasonal basis.

          Approximately 725 employees at the Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which expires on August 3, 2004. As Florida is a "right to work" state, only approximately 20 employees are currently members of the union. Approximately 35 employees in Canada are covered by a collective bargaining agreement with the National Automobile, Aerospace, Transportation and General Workers Union, which expires on August 10, 2000. Recoton considers its employee relations to be good.

REGULATORY AND ENVIRONMENTAL MATTERS

          The Company is subject to regulation by the U.S. Federal Communications Commission with respect to its wireless transmitting devices and some of its computer and video game accessories and mobile audio products and by the Center for Devices and Radiological Health of the U. S Food and Drug Administration with respect to lasers in CD players, and by comparable agencies in other jurisdictions. With operations in numerous jurisdictions, the Company is subject to many national, state and local laws of general business applicability. These include laws regulating occupational, health and safety and the work place environment; discrimination and sexual harassment; removal or remediation of hazardous substances; the importation and exportation of products; the marketing, advertising and sale of goods; customs and foreign trade; and payments to foreign governments and their officials. Additional laws may be enacted from time to time which may adversely impact the Company. Under various national, state and local environmental laws and regulations, a current or previous owner or operator (including a lessee) of real property may become liable for the cost of removal or remediation of hazardous substances on such property. Such legal requirements often impose liability without regard to fault. The Company has not been notified of, and is not aware of, any environmental liability in connection with its leased and owned facilities.

SEASONALITY

          The Company's results of operations are subject to the seasonality of the consumer electronics industry and, as a result, net sales and net income have on a historical basis been substantially greater during the third and fourth quarters of each year, as the Company's retail customers increase their inventories in anticipation of the year-end selling season, than during the first two quarters. The Company's results of operations may also fluctuate on a quarterly basis due to product sales mix and the timing of significant orders, new product introductions and acquisitions.

EXECUTIVE OFFICERS

          The following table sets forth the name, age and position of each of the executive officers of the Company as of December 31, 1999 and their business experience, principal occupations and employment during at least the last five years. The executive officers of the Company are appointed by, and serve at the discretion of, the Board of Directors.

NAME AND CURRENT POSITION
(END OF TERM AS DIRECTOR)                    AGE AND BUSINESS HISTORY
--------------------------                   ------------------------

Robert L. Borchardt                          Mr. Borchardt, 61, has served as a
    President, Chairman, Chief               director of Recoton since 1964, as
    Executive Officer and                    President since 1976, as Chief
    Director (2002)                          Executive Officer since 1996 and
                                             as Chairman since 1998. He
                                             previously served as Co-Chairman
                                             from 1992 until 1998 and Co-Chief
                                             Executive Officer from 1992 until
                                             1996. He is past Chairman and
                                             currently on the Executive Board of
                                             the Consumer Electronics
                                             Association, a division of the
                                             Electronic Industries Alliance, is
                                             Vice Chairman and on the Executive
                                             Board of Governors of the
                                             Electronic Industries Alliance and
                                             is a trustee of the Electronics
                                             Industries Foundation.

Stephen Chu,                                 Mr. Chu, 42, has served as
    Managing Director of STD                 President and a Managing Director
    Holding Limited                          of STD and of its various
                                             subsidiaries since 1990. STD was
                                             acquired by the Company in 1995.
                                             Mr. Chu was appointed President of
                                             Recoton Japan Inc. in 1998. He was
                                             a director of Recoton from 1997
                                             until 1999.

Tracy Clark,                                 Ms. Clark, 39,  has served as Vice
    Vice President-Accounting                President-Accounting and as Chief
    and Chief Accounting                     Accounting Officer since 1999.
    Officer                                  She was previously Assistant Vice
                                             President-Corporate Accounting from
                                             1997 until 1999 and a Senior
                                             Accountant from 1995 until 1997.
                                             Before joining the Company, Ms.
                                             Clark was a financial consultant
                                             for Coopers & Lybrand from 1993
                                             until 1995.

 Craig W. Dykes,                             Mr. Dykes, 41, has served as
    Senior Vice President-                   Senior Vice President-Information
    Information Systems and                  Systems and as Chief Information
    Chief Information Officer                Officer since 1999. He previously
                                             served as Vice President-
                                             Information Systems from 1991
                                             until 1999.

Peter M. Ildau,                              Mr. Ildau, 61, has served as Vice
    Vice President-Corporate                 President-Corporate Communications
    Communications                           since 1993.

Arnold Kezsbom,                              Mr. Kezsbom, 47, has served as
    Senior Vice President-                   Senior Vice President-Finance, as
    Finance, Treasurer and Chief             Treasurer and as Chief Financial
    Financial Officer                        Officer since 1999.  He previously
                                             served as Vice President, Sales and
                                             Marketing of the Ambico/Discwasher
                                             Divisions from 1992 until 1995 and
                                             Vice President-Financial Planning
                                             from 1995 until 1999.

Joseph H. Massot                             Mr. Massot, 55, has served as
    Senior Vice President-                   Senior Vice President-
    Administration and Human                 Administration and Human Resources
    Resources, Secretary and                 since 1999, as Secretary since
    Director (2001)                          1999 and as a director of Recoton
                                             since 1985. He previously served as
                                             Principal Accounting Officer, Vice
                                             President and Treasurer from 1989
                                             until 1999 and as Assistant
                                             Secretary from 1983 until 1999.

Richard D. Miller,                           Mr. Miller, 37, has served as Vice
    Vice President-Compliance                President-Compliance since 1995.
                                             He previously served as Recoton's
                                             Compliance Officer. Prior to
                                             joining the Company in 1995, he was
                                             a Trade Specialist with the U.S.
                                             Customs Service.

Stuart Mont                                  Mr. Mont, 59, has served as a
    Executive Vice President-                director of Recoton since 1975, as
    Operations, Chief Operating              Executive Vice President-Operations
    Officer and Director (2002)              since 1992 and as Chief Operating
                                             Officer since 1993. He previously
                                             served as Chief Financial Officer
                                             from 1992 until 1999 and Secretary
                                             from 1989 until 1999.

Terrence O'Flynn,                            Mr. O'Flynn, 55, has served as
    Executive Vice President-                Executive Vice President-General
    General Manager, Recoton                 Manager of the Recoton Accessories
    Accessories Division                     Division since 1999. He
                                             previously served as Senior Vice
                                             President-Marketing from 1994 until
                                             1996 and Senior Vice President-OEM
                                             Sales from 1996 until 1999.

Dennis P. Wherry,                            Mr. Wherry, 54, has served as
    Executive Vice President-                Executive Vice President-General
    General Manager, Shared                  Manager of Recoton's Shared
    Services Division                        Services Division since 1999. He
                                             previously served as Senior Vice
                                             President-Operations of Recoton's
                                             Calibron Division from 1991 until
                                             1993 and Senior Vice President-
                                             Operations from 1993 until 1999.

 Peter Wish                                  Mr. Wish, 64, has served as a
    Vice President-                          director of Recoton since
    Administration of the                    1969 and as Executive Vice
    the Recoton Accessories                  President-Administration of the
    Division and Director                    Recoton Accessories Division since
    (2000)                                   1999 (and in the same position in
                                             Recoton before such division was
                                             established from 1992 until 1999).

ITEM 2.  PROPERTIES.

          Recoton considers its facilities to be modern, well maintained and suitable for their present and intended purposes at the current level of operations.

          CORPORATE OPERATIONS AND CONSUMER ELECTRONICS ACCESSORIES BUSINESS

          Recoton's principal executive office and the principal manufacturing, assembling, packaging, R&D, warehousing and distribution operations for the consumer electronics accessories business are located in Lake Mary, Florida, a suburb of Orlando. Operations at this facility include molding, hot stamping and packaging. The Lake Mary complex, which is owned by the Company, consists of two buildings totaling approximately 763,000 square feet situated on two nearby parcels totaling approximately 43 acres.

          RECOTON AUDIO BUSINESS

          The home audio portion of the Recoton audio business is based in several contiguous leased buildings aggregating approximately 100,000 square feet in Benecia, California, which includes facilities for research and development, manufacturing and assembly of home speakers. The leases run through December 31, 2002, with a five year renewal option, at an aggregate annual rent of approximately $464,000, subject to annual adjustments. In addition, the Company has leased approximately 20,000 square feet of currently unused space which it is attempting to sublease. The lease runs until February 2001 with an annual rent of $108,000. The domestic mobile audio portion of the Recoton Audio business is based in the Company's Lake Mary, Florida facility, the home audio operation uses warehouses at the Lake Mary facility and the European portion is based in leased facilities in Pulheim, Germany totaling approximately 10,500 square meters. The German leases run through April 2008, at an aggregate annual rent of approximately $923,000, subject to adjustment.

          VIDEO AND COMPUTER GAME BUSINESS

          The administrative, sales, engineering and R&D operations for STD are located in an approximately 15,800 square foot owned facility in the New Territories of Hong Kong. The Company's rights on the underlying land runs through June 2047; if the land grant is not renewed at that time, both the land and the rights to owned space will revert to the government without any compensation to the Company. The Company also leases three nearby facilities aggregating approximately 17,900 square feet under short term leases with rent aggregating approximately $136,000. The corporate office for InterAct is located in leased facilities near Baltimore, Maryland. InterAct also maintains certain operations in the Company's Lake Mary facility and leases a 144,000 square foot warehouse, assembly, packaging facility near Lake Mary at an annual rent of approximately $636,000. The Company does not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

          The manufacturing facility for STD consists of numerous separate contiguous or near-by facilities owned or leased by the Company, aggregating approximately 597,000 square feet, located in Shenzhen, a special economic zone of the Guanzdong Province of China near Hong Kong. The plant includes 26 production lines, plastics injection facilities and metal works and dormitory facilities. Video games and computer accessories, as well as other Recoton products such as multimedia speakers, universal remote controls, television antennas and CD and DVD cleaners, are manufactured at this facility. In 1997, the facility was certified as conforming to the requirements of ISO 9001 by the International Standards Organization. The owned portion consists of five manufacturing floors in an industrial building aggregating approximately 44,000 square feet. The Chinese government has granted the Company the right to use the land on which the owned facility is located until July 2025; if the land grant is not renewed, both the land and the rights to owned space will revert to the government without any compensation to the Company. The leased portion consists of additional manufacturing, warehouse and dormitory facilities aggregating approximately 553,000 square feet. These leases are generally short term, and aggregate rentals for the leased facilities total approximately $868,000 per year. The Company does not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

          ADDITIONAL FACILITIES

          Recoton and its subsidiaries have additional leased facilities elsewhere in the United States. These include corporate office, sales, marketing, warehouse and/or research & development facilities in or near New York, New York; Bentonville, Arkansas; Ft. Lauderdale, Florida; Lake Mary, Florida; Clearwater, Florida; Springfield, Missouri; Hurst, Texas; Tempe, Arizona; Lake Tahoe, Nevada; Sparks, Nevada; Benecia, California; and San Diego, California. Additional overseas facilities include office, sales, marketing, warehouse and/or distribution facilities in Pickering, Ontario; Manchester, England; Pulheim, Germany; Bologna, Italy; Milan, Italy; Tokyo, Japan; and Hong Kong, China. If the leases for these facilities could no longer be maintained, alternative replacement facilities could be obtained without any material financial impact on Recoton or the applicable subsidiary.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Company's common shares are traded on the Nasdaq Stock Market National Market System under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of such shares as reported on the Nasdaq Stock Market since January 1, 1998:

   QUARTER ENDED                                     HIGH                 LOW
   -------------                                     ----                 ----

   1998
          March 31.........................        $27.50               $13.125
          June 30..........................         36.25                23.00
          September 30.....................         39.438               16.625
          December 31......................         24.00                13.50

   1999
          March 31.........................         21.75                12.00
          June 30..........................         17.25                 9.00
          September 30.....................         11.375                6.50
          December 31......................          9.8125               5.4375
   2000
          March 31 (through March 15, 2000)         14.4375               8.5625

          On March 15, 2000, the last reported sale price for the Company's common shares on the Nasdaq Stock Market was $12.0625 per share. As of March 15, 2000, there were 387 record holders of the common shares.

          DIVIDEND POLICY. The Company has never paid cash dividends on its common shares and does not anticipate paying cash dividends in the foreseeable future. The Company's policy has been to retain all available earnings for the development and growth of its business. Covenants in the Company's current senior indebtedness preclude the Company from paying dividends in cash or property other than for stock dividends. In deciding whether to pay dividends in the future if the current covenants are modified or eliminated, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital and capital expenditure requirements.

          SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered shares by the Company in 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

          The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1999 are derived from the consolidated financial statements of Recoton Corporation and its subsidiaries, which financial statements for the years 1995 through 1998 have been audited by Cornick, Garber & Sandler, LLP, independent public accountants, and which financial statements for the year 1999 have been audited by Deloitte & Touche LLP, independent public accountants, whose reports relating to the consolidated financial statements for the three years ended December 31, 1999 appear in this report. Due to the significant acquisition activity of the Company during the periods set forth below, the selected financial data may not be comparable from year to year. SEE FOOTNOTE (1) BELOW. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Acquisitions" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this report.


                                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                        1995*             1996*             1997*            1998*           1999
                                                        ----              ----              ----             ----            ----
                                                                (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

STATEMENT OF OPERATIONS DATA(1)
Net sales.........................................    $212,677          $331,700          $503,954         $703,538       $710,250
Cost of sales.....................................    $129,981          $206,715          $306,725         $429,334       $448,894
Gross profit......................................     $82,696          $124,985          $197,229         $274,204       $261,356
Selling, general and administrative
   expenses.......................................     $62,530          $108,704          $176,701         $231,190       $247,764
Provision for U.S. customs settlement(2) .........          --                --                --          $15,000             --
Restructuring charge..............................          --                --                --               --         $3,444
Operating income...............................        $20,166           $16,281           $20,528          $28,014        $10,148
Interest expense...............................           $964            $5,354           $13,314          $18,981        $26,467
Amortization of financing costs................            $46               $82              $260             $331         $1,164
Investment income..............................          ($569)            ($271)            ($534)           ($464)       $(1,294)
Income (loss) before income taxes and
   extraordinary item.............................     $19,725           $11,116            $7,488           $9,166       $(16,189)
Income tax provision (credit).....................      $4,672            $2,736           ($6,093)          $4,836         $3,076
Income (loss) before extraordinary item...........     $15,053            $8,380           $13,581           $4,330       $(19,265)
Extraordinary item: loss on senior debt
   restructuring..................................          --                --                --               --        $(8,765)
Net income (loss).................................     $15,053            $8,380           $13,581           $4,330       $(28,030)
Income (loss) per share(3)........................       $1.34              $.73             $1.18             $.36         $(2.39)
Weighted average shares ..........................      11,255            11,542            11,546           12,179         11,719

BALANCE SHEET DATA (END OF PERIOD):
Working capital...................................     $96,402          $158,807          $222,388         $178,295       $272,168
Total assets......................................    $185,054          $334,733          $407,262         $486,670       $485,327
Short-term debt, including current
  portion of long-term debt.......................     $18,307           $51,628           $14,570         $104,885        $14,656
Long-term debt....................................     $20,511          $101,753          $161,427         $114,186       $235,739
Shareholders' equity..............................    $119,397          $128,474          $139,283         $147,995       $120,922


---------------

* Certain reclassifications of prior period amounts have been made to conform to the 1999 classifications.

(1) Data reflects sales, and any resulting profit and income (loss), resulting from acquisitions from the dates of such acquisitions. The following acquisitions occurred on the dates set forth below: Ampco Industries, Inc.:
     February 27, 1995; STD Holding Limited: August 31, 1995; International
     Jensen Incorporated: August 28, 1996; Heco GmbH: December 20, 1996;
     Tambalan Limited: February 28, 1997; Capa Industries, Inc.: December 18,
     1997; and AAMP of Florida, Inc.: November 19, 1997.

(2) In the fourth quarter of 1998, the Company recorded $14.0 million for the then-expected global settlement of a pending customs investigation and related fees and costs of approximately $1.0 million. The classification of the accrual on the 1998 consolidated balance sheet was based on the expected periods of payment, subject to approval by the government. Such approval was obtained in 1999. See Note K to the Notes to Consolidated
     Financial Statements.

(3) Represents income (loss) per share on a diluted basis. Basic income (loss) per share was $1.39 for 1995, $.74 for 1996, $1.19 for 1997, $.37 for 1998
     and $(2.39) for 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" APPEARING ABOVE AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 APPEARING AT PAGES F-1 THROUGH F-32.

                                     GENERAL

          Recoton Corporation is a global leader in the development, manufacturing and marketing of branded home and mobile audio products, video and computer game accessories and other consumer electronic accessories for aftermarket use by consumers. The Company's diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz
(MHz) wireless technology headphones and speakers. The Company's products are sold under various brand names including AAMP, ADVENT, AMBICO, AR/ACOUSTIC RESEARCH, DISCWASHER, GAMESHARK, HECO, INTERACT, JENSEN, LINEAR RESEARCH, MACAUDIO, MAGNAT, NHT (NOW HEAR THIS), PARSEC, PERFECTCASE, PERFORMANCE, PERIPHERAL, PHASE LINEAR, RECOTON, ROSS, SOUNDQUEST AND STINGER and certain products are licensed to be sold under the names BARBIE, NINTENDO 64, ROLLING STONE, SEGA DREAMCAST, SONY PLAYSTATION and SPRINT.

          Commencing with the financial statements for the year ended December 31, 1998, the Company has classified its business into three principal segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs and certain corporate costs have been allocated to each segment on the basis used for internal management decision-making purposes.

          The Company operates its business under three segments as follows:

     o RECOTON AUDIO BUSINESS. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio products and certain video products. Products for the home, sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT/(NOW HEAR THIS) brand names in the United States and under the MAGNAT and HECO brand names in Europe, include state-of-the-art designed high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the ADVENT, JENSEN, LINEAR RESEARCH, ROAD GEAR and PHASE LINEAR brand names in the United States and MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. Approximately 36% of the Company's revenues in 1999 were from sales by this segment.

     o VIDEO AND COMPUTER GAME BUSINESS. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments, and InterAct Accessories, Inc., the Company's distributor of computer and video game accessories in the United States. Products sold primarily under the INTERACT and PERFORMANCE brands include joysticks, controllers, game steering wheels and other accessories, including the Company's popular GAMESHARK, a device which assists game players to improve their play. Certain products are also sold under the SONY, NINTENDO, SEGA and BARBIE brand names under license. Approximately 33% of the Company's revenues in 1999 were from sales by this segment.

     o CONSUMER ELECTRONICS ACCESSORIES BUSINESS. This segment consists of the Recoton Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Ltd., a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder and photo storage cases; headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including AAMP, ADVENT, AMBICO, DISCWASHER, JENSEN, PARSEC, RECOTON, ROADGEAR and STINGER and, under licenses, SPRINT for telephone accessories and ROLLING STONE for music storage. Approximately 31% of the Company's revenues in 1999 were from sales by this segment.

                             RESULTS OF OPERATIONS

          During the third quarter of 1999, the Company announced a comprehensive strategic business plan (the Strategic Plan) geared towards improving the Company's overall operations, cash flow and return on assets. The Strategic Plan included a net reduction of headcount, consolidation of businesses, the reduction and/or discontinuation of certain unprofitable products and the sale of certain assets. In the third quarter of 1999, approximately $17.6 million in charges were recorded in conjunction with the Strategic Plan. These charges include a cash charge of approximately $3.4 million relating primarily to employee severance payments and lease termination costs, approximately $8.4 million of inventory write-downs applicable to product lines which are being reduced or eliminated and approximately $5.8 million of other charges applicable to the value of assets to be sold, the valuation of related receivables and other assets and the costs of developing the plan. Furthermore, in conjunction with the Strategic Plan, the Company reorganized its management structure to better accommodate a company of its size and global presence while allowing the corporate management team to focus on a broader range of issues. The plan further incorporates the development of a more incentive-based method of compensation, more stringent financial controls and an upgrade of the Company's management information systems.

          In September 1999, the Company entered into a debt restructuring agreement with the Company's lenders, which provides financing through June 2001. Total costs associated with the restructure of debt charged to operations for the year ended December 31, 1999 were approximately $10.0 million, of which approximately $8.8 million was recorded as an extraordinary item. (See the discussion regarding the debt restructuring in "Liquidity and Capital Resources".)

          In addition, in February 2000 Recoton signed a commitment letter with Heller Financial Inc. that, if consummated, would provide the Company with a new three-year senior credit facility for up to $270 million. Such facility would replace substantially all of the Company's existing debt other than existing subordinated indebtedness of $35 million. The facility would provide the Company with enhanced liquidity, lower interest costs and a solid financing base to support future operations. This facility remains subject to final due diligence, legal documentation and syndication.

          The following table sets forth statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                             Years ended December 31,
                                                      -------------------------------------------------------------------
                                                        1995*           1996*          1997*           1998*        1999
                                                        -----           -----          -----           -----        -----
Net sales.........................................        100%            100%           100%            100%         100%
Cost of sales.....................................       61.1            62.3           60.9            61.0         63.2(a)
                                                         ----            ----           ----            ----         ----
Gross profit......................................       38.9            37.7           39.1            39.0         36.8
Selling, general and administrative expenses             29.4            32.8           35.1            32.9         34.9(b)
Restructuring charge..............................        -               -              -               -            0.5
Provision for U.S. customs settlement                     -               -              -               2.1          -
                                                         ----            ----           ----            ----         ----
Operating income..................................        9.5             4.9            4.0             4.0          1.4
Interest expense..................................        0.5             1.6            2.6             2.7          3.7
Amortization of financing costs                           -               -              -               0.1          0.2
Investment income.................................       (0.3)            -             (0.1)           (0.1)        (0.2)
                                                         ----            ----           ----            ----         ----
Income (loss) before income tax and
     extraordinary item...........................        9.3             3.3            1.5             1.3         (2.3)
Income tax provision (credit)                             2.2             0.8           (1.2)            0.7          0.4
                                                          ---             ---           ----             ---          ---
Income (loss) before extraordinary item                   7.1             2.5            2.7             0.6         (2.7)
Extraordinary item: loss on senior debt
   restructuring..................................        -               -              -               -           (1.2)(c)
                                                          ---             ---            ---             ---         ----

Net income (loss)..............................           7.1%            2.5%           2.7%            0.6%        (3.9)%
                                                          ===             ===            ===             ===         ====

----------------------

* Certain reclassifications of prior period amounts have been made to conform to the 1999 classifications.

(a) Includes $8,328,000 (1.2% of net sales) of inventory write downs applicable to products which are being reduced or eliminated.

(b) Includes $5,811,000 (0.8% of net sales) applicable to the value of assets to be sold and the valuation of related receivables and other assets, and the costs of developing the business plan and $1,200,000 (0.2% of net sales) of charges relating to consulting services, bank fees, legal fees and other expenses related to the restructuring of the bank debt and notes and seeking alternative financing.

(c) Includes fees and other costs in connection with restructuring of senior notes, which is treated as a debt extinguishment for accounting purposes.

          The following table presents certain operating segment information for the years ended December 31 (further discussed in Note M to the Notes to Consolidated Financial Statements):


                                                     (IN MILLIONS)
                                                                                 VIDEO AND           CONSUMER
                                                          RECOTON                COMPUTER            ELECTRONICS
                                                           AUDIO                   GAME              ACCESSORIES
1999                                                      BUSINESS               BUSINESS            BUSINESS
----                                                      --------              ----------           -----------
Net sales..........................................        $254.9                 $232.9              $222.5
Gross profit*......................................          76.0                  101.2                84.2
Income (loss) before income
   taxes, unallocated  expenses
   and extraordinary item**........................          (5.3)                   9.3                 7.6


1998***
-------

Net sales..........................................        $237.2                 $243.9              $222.4
Gross profit.......................................          77.0                  110.4                86.8
Income (loss) before income
   taxes, unallocated  expenses
   and extraordinary item..........................          (0.8)                  27.5                14.5


1997***
--------

Net sales..........................................         $184.0                $126.3              $193.7
Gross profit.......................................           67.5                  64.5                65.2
Income (loss) before income taxes ****.............            -                     -                   -


* Includes inventory write-downs in conjunction with the Strategic Plan aggregating approximately $6.0 million for the Recoton audio business and $2.3 million for the consumer electronics accessories business.

** In addition to the inventory write-downs noted above, additional charges in conjunction with the Strategic Plan aggregate approximately $4.1 million for the Recoton audio business, $1.1 million for the video and computer game business and $3.3 million for the accessories business.

*** Certain reclassifications of prior period amounts have been made to conform to current period classifications.

**** It is not practicable to provide comparable data for 1997 because the Company did not maintain records of certain shared costs and expenses.


          The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among subsidiaries for decision-making purposes which may be a less precise measure than would be required for standalone financial information of an entity prepared in conformity with generally accepted accounting principles.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998 (CERTAIN
RECLASSIFICATIONS OF PRIOR PERIOD AMOUNTS HAVE BEEN MADE TO CONFORM TO THE 1999 CLASSIFICATIONS)

          Net sales for 1999 totaled $710.3 million, up approximately $6.8 million or 1.0% from the $703.5 million reported in 1998. Sales by segment were as follows:

          o Net sales for the Recoton audio business in 1999 were $254.9 million, an increase of 7.5% compared to $237.2 million in 1998. The sales increases for this segment were due to (1) an expanded customer base, (2) increases in revenue from existing customers and (3) increases in sales of marine products.

          o Net sales for the video and computer game business in 1999 were $232.9 million, a decrease of 4.5% compared to $243.9 million in 1998. Although unit sales increased, the decline in net sales in 1999 was due to increased competition and lower unit pricing attributable to the current transition phase of the video game business as new game platforms are introduced by Sega, Nintendo and Sony.

          o Net sales for the consumer electronics accessory business in 1999 were $222.5 million compared to $222.4 million in 1998.

          Gross margin, which was adversely impacted by inventory write-downs associated with the Strategic Plan, decreased to 36.8% in 1999 compared to 39.0% in 1998. The gross margin decrease in 1999 was primarily due to $8.3 million in charges associated with the reduction and discontinuance of certain products. The gross margin before the inventory write-downs associated with the Strategic Plan was 38.0%, a decrease of 1.0% from 1998. This gross margin decrease was in part due to decreased margins on InterAct products and in part to the Recoton audio segment's decrease in gross margin which weighed more heavily on consolidated gross margin due to the increase in the proportion of mobile audio sales to total sales. Gross margins by segment were as follows:

          o Gross margin for the Recoton audio business decreased to 29.8% in 1999 from 32.5% in 1998. This decrease was mainly due to $6.0 million of inventory write-downs associated with the Strategic Plan, which provided for the discontinuance of certain home speaker products and an outsourcing of manufacturing operations. Before the inventory write-down associated with the Strategic Plan, gross margin for 1999 was 32.2%. The decrease was attributable mainly to product mix in the mobile division.

          o Gross margin for the video and computer game business decreased to 43.5% in 1999 from 45.3 % in 1998. The decrease was attributable to increased air freight, product mix, competitive pricing pressures and the transition of the industry from existing platforms as game manufacturers prepare for the introduction of a new generation of products.

          o Gross margin for the consumer electronics accessories business decreased to 37.8% for 1999 from 39.0% for 1998. This decrease was mainly due to $2.3 million of write- downs associated with the Strategic Plan. Before the inventory write-down associated with the Strategic Plan, gross margin in 1999 was 38.9%.

          Selling, general and administrative expenses increased in 1999 by approximately $16.6 million to $247.8 million compared to $231.2 million in 1998 and increased as a percentage of net sales to 34.9% in 1999 from 32.9% in 1998. These expenses include approximately $5.8 million associated with the Strategic Plan and $1.2 million in costs associated with the debt restructuring. Selling, general and administrative expenses before these charges were $240.8 million for 1999, an increase of $9.6 million compared to 1998. This increase was due to increased market development and promotional activities principally related to the video and computer game segment.

          In addition, the Company also recorded $3.4 million in restructuring charges in 1999, which include charges relating primarily to employee severance payments and lease termination costs.

          Interest expense (net of investment income) increased by $6.7 million to $25.2 million in 1999 compared to $18.5 million in 1998. This increase was primarily attributable to the sale of $35 million of senior subordinated notes in February 1999 and increases in interest rates following the restructure of debt in September 1999. As previously noted, the Company signed a commitment letter with Heller Financial that, if consummated, would replace a substantial portion of the Company's debt and provide the Company with reduced interest rates, longer term financing and increased liquidity. If such refinancing occurs, the write off of certain deferred financing costs associated with the September 1999 debt restructuring will be accelerated and certain prepayment premiums on outstanding note obligations will become due. The amounts of such prepayment premiums depend on the treasury rates in effect at the time of such payment. The Company has established reserves for what it estimates to be a substantial portion of such prepayment premium.

          Amortization of financing costs increased by $833,000 in 1999 which was attributable to the sale of the senior subordinated notes and the debt restructuring.

          On a consolidated basis, the loss before income taxes and extraordinary item in 1999 was $16.2 million. This was mainly due to approximately $18.8 million in charges associated with the Strategic Plan and debt restructuring. Before such charges, income before income taxes and extraordinary item was $2.6 million compared to income before income taxes of $9.2 million reported for 1998 ($24.2 million before the provision for the U.S. customs settlement).

          The extraordinary item of $8.8 million recorded in 1999 relates to charges resulting from the restructuring of the Company's senior notes, which is discussed further under "Liquidity and Capital Resources - Debt Restructuring" below.

          The following is a discussion of income or loss on a segment basis defined as the results before income taxes, unallocated expenses (which expenses consists primarily of interest and certain costs incurred in connection with the debt restructuring) and extraordinary item:

          o In 1999, the loss before income taxes for the Recoton audio business was $5.3 million compared to a loss before income taxes of $817,000 in 1998. In addition to the effect of lower gross margins, approximately $10.1 million of restructuring and other charges associated with the Strategic Plan were applicable to the business, particularly its home audio division. Before such charges, income before income taxes in 1999 for the segment was $4.8 million, an increase of $5.6 million over the prior year. These results reflect a turn-around in the U.S. home audio division in the fourth quarter of 1999. The division had income before income taxes of $45,000 for the fourth quarter of 1999 and a loss for the year of $4.4 million in 1999 compared to a loss before income taxes of $3.1 million for the fourth quarter of 1998 and a loss for the year of $8.7 million in 1998.

          o In 1999, income before income taxes for the video and computer game business was $9.3 million compared to income before income taxes of $27.5 million in 1998. These decreases were primarily due to the competitive pricing pressures and higher promotional expenses caused by the transition of the industry to new gaming platforms which resulted in lower gross profit, and $1.1 million in charges recorded in 1999 in connection with the Strategic Plan.

          o Income before income taxes for the consumer electronics accessories business was $7.6 in 1999, compared to income before income taxes of $14.5 million in 1998. The decline was attributable to both a marginal decline in the gross margin percentage in 1999 and an increase in operating expenses as well as approximately $5.6 million in restructuring and other charges associated with the Strategic Plan. Before such charges, income before income taxes in 1999 was $13.2 million.

          In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which have been subject to a tax holiday. Recoton's Chinese subsidiary, being a production-oriented Foreign Investment Enterprise located in a Special Economic Zone in China, was granted a five-year tax holiday beginning in 1996. This tax holiday allows for full exemption from Chinese corporate tax for the 1996 and 1997 years, and a 50% exemption for the following three years. Through December 31, 1998, the Company had not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries because the earnings of these subsidiaries were considered indefinitely invested. However, as a result of business requirements of the Company's domestic operations caused in part from the provisions of the debt restructuring agreement, in 1999 the Company repatriated a portion of such earnings, which resulted in additional income tax expense. Additionally, in 1999, in accordance with the terms of the settlement reached with the U.S. Customs Service, $4.1 million of the settlement was tax deductible and the resulting income tax benefit has been included with the 1999 income tax provision. The combination of the foregoing factors resulted in an income tax expense of $3.1 million or 19% of pretax loss in 1999. The Company's effective income tax rate on future earnings from Asia and additional U.S. income taxes on the unremitted Asian retained earnings at December 31, 1999 are, in part, dependent upon its future domestic cash requirements and domestic tax situation in the periods any intercompany dividends are declared. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. In 1998, the Company reported an income tax expense of $4.8 million on pretax income of $9.2 million, which income was comprised of a combination of foreign earnings and domestic losses. In addition, since no determination had been made at December 31, 1998 as to what portion of the expected settlement with the U.S. Customs Service might be deductible for income tax purposes, no deduction had been made for this item in the computation of income taxes for 1998.

          Comprehensive income is comprised of the net income or loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $3.5 million in 1999 and a positive $2.2 million in
1998) included in the consolidated statements of shareholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for 1999 and 1998, and the related foreign currency translation adjustments recorded by the Company, in addition to the changes in net income or loss, total comprehensive loss in 1999 was $31.5 million compared to total comprehensive income of $6.5 million in 1998.

          In 1999, basic and diluted loss per share were $2.39 per share based on average outstanding shares of 11,719,000. In 1998, basic earnings per share was $.37 per share and diluted earnings per share was $.36 per share based on average shares of 11,656,000 (basic) and 12,179,000 (diluted). The effect of the assumed exercise of outstanding stock options and warrants for 1999 is antidilutive and therefore is not reflected in the 1999 loss per share amounts.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997 (CERTAIN
RECLASSIFICATIONS OF PRIOR PERIOD AMOUNTS HAVE BEEN MADE TO CONFORM TO THE 1999 CLASSIFICATIONS)

          Net sales increased from 1997 by $199.6 million, or 39.6%, to $703.5 million in 1998. The sales performance achieved by Recoton in 1998 was primarily the result of expanded retail distribution, innovative new product introductions across the Company's group of brand names, a strong worldwide distribution system and global market share increases for the Company's consumer electronics, video and PC gaming products and mobile accessories and loudspeakers. Sales by segment were:

          o Net sales for the Recoton audio business were $237.2 million in 1998 compared to $184.0 million in 1997, an increase of 29.0%, due mainly to enhanced product offerings and a dynamic sales and marketing program.

          o Net sales for the video and computer game business were $243.9 million in 1998, an increase of 93.2% compared to $126.3 million in 1997. The 1998 sales performance was the result of the Company's continued R&D commitment and aggressive sales and marketing strategy.

          o Net sales for the consumer electronics accessories business increased by $28.7 million, or 14.8%, to $222.4 million. This increase was attributable to both the inclusion of AAMP (acquired in November 1997) and expanded retail distribution of the Company's products.

          Gross margin decreased slightly to 39.0% in 1998 from 39.1% in 1997. The gross margin was impacted by the decrease in margins for the Recoton audio business and video and computer game business offset by an increase in the margins for the accessories business. Gross margins by segment were as follows:

          o Gross margin for the Recoton audio business decreased to 32.5% in 1998 from 36.7% in 1997. The decrease was due mainly to lower gross margin on the domestic home speaker products resulting from higher than anticipated manufacturing costs.

          o Gross margin for the video and computer game business decreased to 45.3% in 1998 from 51.1% in 1997. The decrease was due to sales mix from the inclusion of PC products sourced by STD from outside manufacturers, which sold at a lower margin than products manufactured by STD and competitive pricing pressures due to the mature nature of certain products.

          o Gross margin in the accessories business increased to 39.0% in 1998 from 33.7% in 1997. The increase was primarily due to the inclusion of AAMP sales for the full year and the transfer of PC product sales to the video and computer game business.

          Selling, general and administrative expenses increased in 1998 by $54.5 million to $231.2 million, and decreased as a percentage of net sales from 35.1% in 1997 to 32.9% in 1998. The dollar increase was attributable to the variable selling expenses related to the increased sales volume. There were also additional expenses for promotional activities and market development. The percent decrease was attributable to fixed costs being absorbed by the higher sales volume.

          Interest expense (net of investment income) increased by $5.7 million to $18.5 million in 1998. The increase was attributable to increased borrowings (interest rates were approximately the same) to support the inventory buildup required for anticipated sales in the fourth quarter of 1998.

          Income before income taxes for 1998 was $9.2 million ($24.2 million before the provision for the U.S. Customs settlement), a 22.4% increase over the $7.5 million reported in 1997. Net income for 1998 was $4.3 million ($19.3 million before the provision for the U.S. Customs settlement), a 68.1% decrease from the $13.6 million in 1997. The results of operations for 1998 also include a charge of $881,000 related to a loan repayment extension in the fourth quarter. In 1998, income (loss) before income taxes, unallocated expenses and the U.S. customs settlement was ($817,000) for the Recoton audio business (which includes a loss before income taxes of the U.S. home audio division of $8.7 million), $27.5 million for the video and computer game business and $14.5 million for the accessories business.

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the years ended 1998 and 1997, which resulted in a positive $2.2 million foreign currency translation adjustment in 1998 and a negative $5.3 million adjustment in 1997, comprehensive income for 1998 was $6.5 million as compared to $8.3 million for 1997.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software development or purchased for internal use. The Company elected early adoption of the SOP for 1998 which resulted in the capitalization of software development costs of approximately $405,000. The after tax effect on net income in 1998 was approximately $221,000 or $.02 per diluted share.

          For the year 1998, basic earnings per share was $.37 per share and diluted earnings per share was $.36 per share based on average shares of 11,656,000 (basic) and 12,179,000 (diluted). In 1997, basic earnings per share for the year was $1.19 per share and diluted earnings per share was $1.18 per share based on average shares of 11,414,000 (basic) and 11,546,000 (diluted).

IMPACT OF INFLATION AND CHANGING PRICES

          The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations in each of the 1997, 1998 and 1999 fiscal years has been negligible.

                         LIQUIDITY AND CAPITAL RESOURCES

          SOURCES AND COMPONENTS OF WORKING CAPITAL. At December 31, 1999, the Company had cash and cash equivalents of $21.6 million compared with $21.4 million at December 31, 1998. At December 31, 1999, the Company had working capital of approximately $272.2 million as compared to approximately $178.3 million at December 31, 1998. The ratio of current assets to current liabilities was 3.35 to 1 at December 31, 1999 and 1.9 to 1 at December 31, 1998. The increases in working capital and the working capital ratio primarily result from the issuance of $35 million in aggregate principle amount of senior subordinated notes used to reduce outstanding borrowings under the revolving credit facility and the restructuring of the Company's debt in September 1999, which also had the effect of reclassifying substantially all of the debt from current to long term. Trade receivables (exclusive of exchange rate fluctuations) increased $17.8 million to $201.1 million at December 31, 1999 as compared to $183.2 million at December 31, 1998. Inventories (exclusive of exchange rate fluctuations) decreased from December 31, 1998 levels by $20.3 million to $141.0 million at December 31, 1999. This was mainly due to more effective inventory management in all divisions and a write-down of $8.3 million in conjunction with the Strategic Plan. Accounts payable and accrued expenses (exclusive of exchange rate fluctuations) decreased $2.8 million to $97.9 million at December 31, 1999 due to decreased inventories.

          DEBT RESTRUCTURING. On September 8, 1999, the Company entered into a debt restructuring agreement which included the extension of its previous bank credit facilities, a shortening of the term of its adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which will become due on June 30, 2001. The financial covenants under the previous debt were reduced in number and significantly relaxed. Pursuant to the agreement, the Company granted the lenders and senior note holders collateral in substantially all the non-Asian assets of the Company. The interest rates on the Company's outstanding debt were increased, certain fees became payable and warrants to acquire common shares were granted. In the year ended December 31, 1999, the Company incurred approximately $10.0 million in debt restructuring costs and $4.5 million in additional deferred charges. The $10.0 million applicable to debt restructuring costs includes $8.8 million related to costs of restructuring of certain of the Company's senior notes and $1.2 million of professional fees and costs of seeking alternative financing. The costs associated with the restructuring of these senior notes has been recorded as an extraordinary item in the year ended December 31, 1999 because the restructuring is considered to be the equivalent of a debt extinguishment and the issuance of new loans under generally accepted accounting principles. In February 2000, the Company signed a commitment letter with Heller Financial for a three-year senior credit facility for up to $270 million to replace a substantial portion of the Company's existing debt. This facility, which remains subject to final due diligence, legal documentation and syndication, would, if consummated, provide the Company with enhanced liquidity, reduced interest expense and a solid financing base to support future operations.

          At December 31, 1998 and June 30, 1999 and at various times prior to such dates, the Company was not in compliance with certain financial covenants, including those involving the maintenance of financial ratios and minimum tangible net worth, under the Company's outstanding notes and the Company's credit facility. At such times both the note holders and bank lenders either amended the covenants or waived non-compliance with such covenants and temporarily relaxed such covenants. At December 31, 1999, the Company was in compliance with the covenants under the notes and credit facility. However, there can be no assurance that the Company will be in compliance with the modified covenants in the future or that the lenders or note holders will waive or amend any of the covenants should the Company be in violation of any such covenants in the future.

          CURRENT SOURCES OF CREDIT. The Company currently has a multibank credit facility, entered into in January 1997 and modified several times with the most recent modification occurring with the debt restructuring in September 1999. The most recent modification froze the existing revolving credit facility at $74.6 million and combined three existing term loans with the revolving credit facility to create a total loan of $89.2 million with a due date of June 30, 2001. The facility has a $12.5 million letter of credit subfacility, of which $11.5 million was outstanding at December 31, 1999. In September 1999, the Company restructured the existing senior indebtedness and obtained an additional revolving credit facility of $50.0 million from certain existing lenders and note holders, which comes due June 30, 2001. In connection with these transactions, as described above, the interest rates on the previously outstanding debt were increased, certain fees were paid, warrants were issued and the loan covenants, as revised, were made applicable to all such senior indebtedness. The outstanding borrowings under the new credit facility were $27.0 million and $5.4 million in letters of credit were outstanding at December 31, 1999. The restructured loan under the original credit facility and the revolving loan under the new credit facility bear interest at the greater of prime or a federal funds rate plus 3.77% and 3.5%, respectively. As of December 31, 1999 these loans bore interest of 12.3% and 12.0%, respectively. At December 31, 1998, the outstanding borrowings and commitments pursuant to letters of credit under the revolving facility were $95.7 million. (See the discussion above regarding restructuring of this debt and the discussion below regarding the Company's outstanding notes and other borrowings.)

          In January 1997, the Company issued $75 million in principal amount of adjustable rate senior notes (the 1997 Notes), which were modified in September 1999, accelerating the maturity date to June 30, 2001 from January 6, 2007 and increasing the interest rate to 12.75% (8.75% in 1998, 9.75% from January 1, 1999 to the date of restructuring) per annum. In September 1998, the Company issued an additional $25 million in principal amount of 10-year senior notes (the 1998 Notes), which were also modified in September 1999 accelerating the maturity date to June 30, 2001 from September 1, 2008 and increasing the interest rate to 12.52% per annum (8.52% in September 1998, 9.52% from January 1, 1999 to the date of restructuring). Additionally, as a result of the accelerated maturity the senior note holders are entitled to receive yield maintenance fees (as defined) when the debt is repaid, which fees would approximate $6.0 million based on interest rates in effect as at December 31, 1999.

          In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes). The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility. The 1999 Notes are subject to required prepayment from the proceeds received by the Company from the sale of either equity interest or subordinated indebtedness. Interest is payable quarterly at 13.5% a year to November 4, 1999, increasing to 14.5% per annum from November 5, 1999 to February 4, 2000, then increasing to 15.0% per annum from February 5, 2000 to May 4, 2000, and then increasing to 15.5% per annum from and after May 5, 2000. Under the terms of the agreement, the Company issued warrants to the note holders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with the September 1999 debt restructuring, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have had to have been issued in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004.

          Recoton granted two mortgages on its Florida property to secure loans aggregating $2.4 million from one member of the multibank credit group, which are due in June and July 2001. Interest rates on such loans are 8.0% and 8.4%. In September 1999, the Company also granted an additional mortgage on such property to secure the other senior indebtedness.

          Certain foreign subsidiaries have lines of credit of approximately $17.3 million with foreign banks, primarily for import facilities and discounting of customer drafts. The banks have security interests to the extent of merchandise purchased under these lines and the amounts of the customer drafts. As of December 31, 1999, there were no trust receipt loans and approximately $2.1 million of letters of credit outstanding and $7.8 million in discounted drafts which reduce the amounts available under these foreign lines.

          STOCK REPURCHASE AUTHORIZATIONS. In August 1994, the Board of Directors authorized the repurchase by the Company of up to 500,000 outstanding common shares. Through December 31, 1999 the Company has repurchased 48,352 shares. In June 1996, the Board of Directors authorized, under certain circumstances, the purchase from time to time of additional shares from certain officers. Any future repurchases may be limited by the terms of the Company's loan agreements.

          ACQUISITIONS. In February 1997, Recoton acquired the outstanding stock of Recoton UK (formally known as Tambalan Limited) at a cost of approximately $285,000 plus closing costs and assumed certain outstanding debt of approximately $2.9 million. Recoton UK markets headphones and other consumer electronic products in the United Kingdom and other European countries under the trade name ROSS and has a branch operation in Hong Kong.

          In November 1997, the Company acquired AAMP at a cost of approximately $2.4 million paid by the issuance of 169,706 common shares. In conjunction with the acquisition, the Company assumed approximately $4.5 million in debt, which was repaid in November 1997 from the proceeds of a $5.0 million demand loan. Such demand loan was repaid in January 1998.

          In December 1997, the Company acquired, out of bankruptcy, selected assets of Capa Industries, Inc. at a cost of approximately $1.1 million. The acquisition provided expanded manufacturing and electronic engineering capacity to enhance the home and car audio products line.

          FACILITIES. In January 1998, the Company completed construction of an approximately 318,000 square foot expansion of the warehouse on its Lake Mary, Florida property. The cost of the building construction was approximately $5.0 million.

          FOREIGN OPERATIONS. To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.78 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, there can be no assurance that these relationships will continue.

          The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was decreased by a foreign currency translation adjustment of approximately $3.5 million in 1999. During 1998, the shareholders' equity was increased by a foreign currency translation adjustment of approximately $2.2 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on results of operations but such adjustments serve to reduce the Company's tangible net worth which is required to be maintained at specified levels under financial covenants in loan and note purchase agreements.

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

          The Company has leased expanded facilities for sales and warehousing in Germany and the U.K. In addition, the Company is considering the purchase of additional computer hardware and software (including upgrades to the Company's management information system) to be used both in the United States and in its foreign locations. The Company does not, however, anticipate engaging in any other acquisitions.

                                    YEAR 2000

          The Company did not experience, and does not anticipate experiencing, any problems in connection with what is known as the year 2000 (or Y2K) issue, either in its own operations or as a result of operations of its significant customers and vendors. The cost of achieving Y2K compliance did not have a materially adverse effect on the Company's results of operations or financial condition.

   IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

          Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. In 1999, approximately 16% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The adoption of such common currency is being phased in over a three-year period, which started in January 1999. During such phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro-denominated currency will not be issued until 2002. Each member- country will decide when its legacy currency will cease to be legal tender, which will occur during the period January 1 through June 30, 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euro converted to the legacy currency.

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

          The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 for the Company until 2001. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Approximately 54% of the Company's borrowings bear fixed interest rates. The borrowings under the revolving credit portion of the credit facilities bear various rates depending on changes in the prime rate.

          The Company has no significant foreign borrowings from third parties. Recoton Corporation and certain of its subsidiaries have intercompany loans which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at December 31, 1999 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of $32 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following financial statements are included in this report: PAGE

         Independent Auditors' Reports                             F-1 to F-2

         Recoton Corporation and Subsidiaries --

              Consolidated Balance Sheets as
              of December 31, 1998 and 1999                        F-3

              Consolidated Statements of Operations for
              the years ended December 31, 1997, 1998
              and 1999                                             F-4

              Consolidated Statements of Shareholders'
              Equity for the years ended December 31, 1997,
              1998 and 1999                                        F-5 to F-6

              Consolidated Statements of Cash Flows for
              the years ended December 31, 1997, 1998
              and 1999                                             F-7 to F-8

              Notes to Consolidated Financial Statements           F-9 to F-32

          Financial statement schedules have not been filed because the conditions requiring the filing do not exist or the required information is provided in the consolidated financial statements, including the notes thereto. The individual financial statements of the Company have been omitted because the requirements for omission have been met.

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RECOTON CORPORATION
LAKE MARY, FLORIDA

          We have audited the accompanying consolidated balance sheet of RECOTON CORPORATION AND SUBSIDIARIES as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recoton Corporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


/s/ DELOITTE & TOUCHE LLP


NEW YORK, NEW YORK
FEBRUARY 26, 2000

                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS
RECOTON CORPORATION


          We have audited the accompanying consolidated balance sheet of RECOTON CORPORATION AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                            /s/ CORNICK, GARBER & SANDLER, LLP


NEW YORK, NEW YORK
FEBRUARY 26, 1999


                                       RECOTON CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                            ASSETS                               AS OF DECEMBER 31,
                                            ------                           ------------------------
                                                                               1998            1999
                                                                              -------         -------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $ 21,385         $21,650
   Accounts receivable (less allowance for doubtful accounts
     of $4,940 in 1998 and $4,716 in 1999)                                    183,230         201,079
   Inventories                                                                161,294         140,980
   Prepaid, refundable and deferred income taxes                               12,931          12,180
   Prepaid expenses and other current assets                                    9,042          11,936
                                                                             --------         -------

              TOTAL CURRENT ASSETS                                            387,882         387,825

PROPERTY AND EQUIPMENT, NET                                                    40,693          37,192
TRADEMARKS AND PATENTS, NET                                                     4,777           4,577
GOODWILL, NET                                                                  37,233          34,941
DEFERRED INCOME TAXES                                                           8,070          13,272
OTHER ASSETS                                                                    4,428           7,520
                                                                             --------        --------

              T O T A L  A S S E T S                                         $483,083        $485,327
                                                                             ========        ========

                                          LIABILITIES
                                          -----------

CURRENT LIABILITIES:
   Bank loans and drafts payable                                             $ 95,526        $     --
   Current portion of long-term debt                                            9,359          14,656
   Accounts payable                                                            60,261          68,995
   Accrued expenses                                                            40,418          28,891
   Income taxes payable                                                         4,023           3,115
                                                                             --------        --------

              TOTAL CURRENT LIABILITIES                                       209,587         115,657

LONG-TERM DEBT (less current portion above)                                   114,186         235,739
OTHER LIABILITIES                                                              11,315          13,009
                                                                             --------        --------

              TOTAL LIABILITIES                                               335,088         364,405
                                                                             --------        --------

COMMITMENTS AND CONTINGENCIES

                                     SHAREHOLDERS' EQUITY
                                     --------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                  --              --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 12,933,704 shares in
   1998 and 12,970,854 shares in 1999                                           2,587           2,594
ADDITIONAL PAID-IN CAPITAL                                                     80,867          85,316
RETAINED EARNINGS                                                              75,088          47,058
ACCUMULATED OTHER COMPREHENSIVE INCOME                                         (4,090)         (7,558)
                                                                             --------        --------

              TOTAL                                                           154,452         127,410

TREASURY SHARES - 1,235,367 shares in 1998 and
   1,238,330 shares in 1999, at cost                                           (6,457)         (6,488)
                                                                             --------        ---------

              TOTAL SHAREHOLDERS' EQUITY                                      147,995         120,922
                                                                             --------        --------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $483,083        $485,327
                                                                             ========        ========


         See accompanying notes to the consolidated financial statements


                                       RECOTON CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (DOLLARS IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1997        1998           1999
                                                                            ---------    ---------      --------
NET SALES                                                                    $503,954     $703,538      $710,250

COST OF SALES                                                                 306,725      429,334       448,894
                                                                             --------     --------      --------

GROSS PROFIT                                                                  197,229      274,204       261,356
                                                                             --------     --------      --------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  176,701      231,190       247,764
RESTRUCTURING CHARGE                                                             -            -            3,444
PROVISION FOR U.S. CUSTOMS SETTLEMENT                                            -          15,000          -
                                                                             --------     --------      --------
                                                                              176,701      246,190       251,208
                                                                             --------     --------      --------

OPERATING INCOME                                                               20,528       28,014        10,148
OTHER (INCOME) EXPENSES
   Interest expense                                                            13,314       18,981        26,467
   Amortization of financing costs                                                260          331         1,164
   Investment income                                                             (534)        (464)       (1,294)
                                                                             --------     --------      --------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                           7,488        9,166       (16,189)
INCOME TAX PROVISION (BENEFIT)                                                 (6,093)       4,836         3,076
                                                                             --------     --------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                        13,581        4,330       (19,265)
EXTRAORDINARY ITEM: LOSS ON SENIOR DEBT RESTRUCTURING                             -             -         (8,765)
                                                                             --------     --------      --------

NET INCOME (LOSS)                                                            $ 13,581      $ 4,330      $(28,030)
                                                                             ========      =======      ========

BASIC EARNINGS PER SHARE:
   Income (loss) before extraordinary item                                      $1.19         $.37        $(1.64)
   Extraordinary item                                                             -            -            (.75)
                                                                             --------      -------      --------

   Net income (loss)                                                            $1.19         $.37        $(2.39)
                                                                             ========      =======      ========

DILUTED EARNINGS PER SHARE:
   Income (loss) before extraordinary item                                      $1.18         $.36        $(1.64)
   Extraordinary item                                                             -             -           (.75)
                                                                             --------      -------      --------

   Net income (loss)                                                            $1.18         $.36        $(2.39)
                                                                             ========      =======      ========

NUMBER OF SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   Basic                                                                       11,414       11,656        11,719
                                                                             ========      =======      ========

   Diluted                                                                     11,546       12,179        11,719
                                                                             ========      =======      ========

         See accompanying notes to the consolidated financial statements


                                          RECOTON CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                ACCUMULATED
                                      COMMON STOCK        ADDITIONAL            OTHER              TREASURY STOCK      TOTAL
                                   -------------------    PAID-IN     RETAINED  COMPREHENSIVE    -------------------   SHAREHOLDERS'
                                   SHARES       AMOUNT    CAPITAL     EARNINGS  LOSS             SHARES       AMOUNT   EQUITY
                                   ------------ ------    ----------  --------  -------------    -----------  -----    ------------

BALANCE - JANUARY 1, 1997          12,597,982   $2,520    $75,913     $57,177   $(1,021)          1,225,067  $(6,115)   $128,474
                                                                                                                       ---------
COMPREHENSIVE INCOME:
  Net income                                -        -          -      13,581         -                   -        -      13,581
  Foreign currency translation
    adjustments (net of income
    tax benefit of $418)                    -        -          -           -    (5,274)                  -        -      (5,274)
                                                                                                                       --------
TOTAL COMPREHENSIVE INCOME                                                                                                 8,307
                                                                                                                        --------
EXERCISE OF STOCK OPTIONS              24,602        5        126           -         -                   -        -         131
REPURCHASES OF STOCK                        -        -          -           -         -                 100       (1)         (1)
STOCK ISSUED AS PAYMENT OF BONUS        5,311        1         80           -         -                   -        -          81
STOCK ISSUED FOR ACQUISITION OF
    AAMP OF FLORIDA, INC              169,706       34      2,257           -         -                   -        -       2,291
                                   ----------    -----     ------     -------    ------          ----------   -------    -------

BALANCE - DECEMBER 31, 1997        12,797,601    2,560     78,376      70,758    (6,295)          1,225,167   (6,116)    139,283

COMPREHENSIVE INCOME:
  Net income                                -        -          -       4,330         -                   -        -       4,330
  Foreign currency translation
    adjustments (net of income
    tax benefit of $124)                    -        -          -           -     2,205                   -        -       2,205
                                                                                                                         -------
TOTAL COMPREHENSIVE INCOME                                                                                                 6,535
                                                                                                                         -------
EXERCISE OF STOCK OPTIONS             136,103       27      2,312           -         -               6,000     (213)      2,126
REPURCHASES OF STOCK                        -        -          -           -         -               4,200     (128)       (128)
ISSUANCE OF STOCK OPTIONS AT LESS
   THAN FAIR MARKET VALUE                   -        -        179           -         -                   -        -         179
                                   ----------    -----     ------     -------    ------           ---------   ------    --------
BALANCE - DECEMBER 31, 1998        12,933,704    2,587     80,867      75,088    (4,090)          1,235,367   (6,457)    147,995

COMPREHENSIVE INCOME:
    Net (loss)                              -        -          -     (28,030)        -                   -        -     (28,030)
    Foreign currency translation
      adjustments (net of income
      tax benefit of $1,264)                -        -          -           -    (3,468)                  -        -      (3,468)
                                                                                                                        --------
TOTAL COMPREHENSIVE LOSS                                                                                                 (31,498)
                                                                                                                        --------
EXERCISE OF STOCK OPTIONS              37,150        7        265           -         -               2,613      (24)        248
REPURCHASES OF STOCK                        -        -          -           -         -                 350       (7)         (7)
VALUE OF COMMON STOCK
   PURCHASE WARRANTS                        -        -      4,184           -         -                   -        -       4,184
                                   ----------   ------      -----     -------   -------           ---------  -------    --------

BALANCE - DECEMBER 31, 1999        12,970,854   $2,594    $85,316     $47,058   $(7,558)          1,238,330  $(6,488)   $120,922
                                   ==========   ======    =======     =======   =======           =========  =======    ========

                           See accompanying notes to the consolidated financial statements


                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                              1997           1998          1999
                                                                            ---------      ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $ 13,581       $  4,330      $(28,030)
                                                                             --------       --------      --------

   Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation                                                              7,953          9,122         9,583
      Amortization of intangibles                                               3,002          3,141         3,977
      Amortization of debt discount costs                                           -              -           677
      Write-off of financing costs relating to
         debt restructuring                                                         -              -         1,013
      Provision for losses on accounts receivable                               4,932          2,743         2,224
      Deferred income taxes                                                    (2,578)           833        (1,744)
      Expense applicable to stock options granted at
         prices less than fair market value                                         -             55             -
      Provision for U.S. customs settlement                                         -         15,000             -
      Non-cash portion of extraordinary item                                        -              -         6,071
      Change in asset and liability accounts (net
      of effects of acquisitions):
         Accounts receivable                                                  (34,339)       (54,446)      (27,364)
         Inventory                                                            (33,812)       (18,015)       18,202
         Prepaid and refundable income taxes                                   (6,061)         3,595           151
         Prepaid expenses and other current assets                               (588)        (1,079)          (23)
         Other assets                                                            (625)        (1,044)         (551)
         Accounts payable and accrued expenses                                 28,890          6,586        (1,513)
         Income taxes payable                                                    (911)         2,012        (2,018)
         Other noncurrent liabilities                                           7,987             38        (3,786)
                                                                             --------       --------       -------

               TOTAL ADJUSTMENTS                                              (26,150)       (31,459)        4,899
                                                                             --------       --------       -------

               NET CASH USED IN OPERATING ACTIVITIES                          (12,569)       (27,129)      (23,131)
                                                                             --------       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions of businesses (net
      of $932 cash acquired)                                                     (755)             -             -
   Expenditures for trademarks, patents and
      intellectual property                                                      (216)          (196)         (327)
   Expenditures for property and equipment                                    (12,937)       (13,566)       (6,291)
                                                                             --------        -------      --------

               NET CASH USED IN INVESTING ACTIVITIES                          (13,908)       (13,762)       (6,618)

                                                                             --------         ------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under credit agreements and
      other bank debt                                                        $ 30,055       $ 27,526      $  6,058
   Repayments of bridge loans                                                 (75,000)             -             -
   Proceeds from sale of senior notes                                          75,000         25,000             -
   Proceeds from sale of senior subordinated notes                                -                -        35,000
   Proceeds from long-term bank borrowings                                        -                -         5,881
   Repayment of long-term bank borrowings                                      (7,456)        (9,438)      (12,093)
   Repayment of bank loans assumed upon
      acquisition of business                                                  (7,336)             -             -
   Payment of debt financing costs                                               (416)          (252)       (4,527)
   Proceeds from exercise of stock options                                         39          1,639           161
   Purchases of treasury stock                                                     (1)          (128)           (7)
   Income tax benefit applicable to exercise
      of stock options                                                             92            487            87
                                                                             --------       --------      --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                           14,977         44,834        30,560
                                                                             --------       --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (383)           195          (546)
                                                                             --------       --------      --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          (11,883)         4,138           265

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                               29,130         17,247        21,385
                                                                             --------       --------      --------

CASH AND CASH EQUIVALENTS, END OF THE YEAR                                   $ 17,247        $21,385       $21,650
                                                                             ========       ========      ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                             $ 11,731        $19,056      $ 25,022
                                                                             ========       ========      =========

   Net income taxes paid (refunded)                                          $  1,513       $ (2,512)     $  5,907
                                                                            =========       =========     =========


                          See accompanying notes to the consolidated financial statements

                      RECOTON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          DESCRIPTION OF BUSINESS:

          Recoton Corporation and subsidiaries (collectively the "Company") is a developer, manufacturer and marketer of consumer electronic products generally for aftermarket use. The Company's products are sold primarily to retailers located in the United States and Europe. In addition to its domestic facilities, the Company maintains office and warehouse facilities in Asia, Canada and Western Europe and manufacturing and assembly facilities in the People's Republic of China.

          The Company classifies its business into three principal segments: the Recoton Audio Business, the Video and Computer Game Business and the Consumer Electronics Accessories Business (see Note M for additional information relating to these business segments).

          PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          USE OF ESTIMATES:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, operating results, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          TRANSLATION OF FOREIGN SUBSIDIARIES' FINANCIAL STATEMENTS:

          The assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year end rates of exchange. Operating accounts are translated at average rates of exchange during the year. Gains and losses on translation are reflected as a separate component (accumulated other comprehensive income) of shareholders' equity on the consolidated balance sheets. Also included in accumulated other comprehensive income are the effects of exchange rate changes on certain intercompany balances with foreign subsidiaries which are not intended to be settled on a current basis.

          CASH AND CASH EQUIVALENTS:

          Cash equivalents on the balance sheets are comprised of certificates of deposit with an original maturity of three months or less. Due to the nature and size of the Company and the volume of its transactions, it maintains certain domestic cash accounts in excess of FDIC insured limits and cash accounts in foreign banks which are not insured by the FDIC.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          In management's opinion, the carrying value at December 31, 1999 and December 31, 1998 of the Company's financial instruments approximates their fair values because they either have short maturities, bear variable interest rates or for the majority of long-term debt, there has been no significant changes in the market rates for such debt since it was incurred or restructured in 1999.

          INVENTORIES:

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

          DEPRECIATION OF PROPERTY AND EQUIPMENT:

          Depreciation is computed over the estimated useful lives of the assets on the straight-line method. Interest cost associated with financing of construction is capitalized.

          COMPUTER SOFTWARE COSTS:

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

          AMORTIZATION OF TRADEMARKS AND PATENTS:

          Trademarks are being amortized over terms of 5 to 40 years.
          Patents are being amortized over the terms of the related patent, or a shorter period, based on the estimated commercial life of the related product. Accumulated amortization of trademarks and patents was $3,138,000 and $3,679,000 as of December 31, 1998 and 1999
          respectively.

          GOODWILL:

          Goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations treated as purchases, is being charged to operations on a straight-line basis over periods of 15 to 30 years. Accumulated amortization of goodwill was $6,237,000 and $8,453,000 as of December 31, 1998 and 1999 respectively.

          IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS:

          The Company follows Statement of Financial Accounting Standards
          No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. Management believes at this time, carrying value and useful lives continue to be appropriate, after adjusting for the impairment disclosed in Note L.

          SALES RECOGNITION:

          Sales are recognized upon the shipment of product. Provisions are made for anticipated discounts, returns and allowances. The Company incurred bad debt expense of $4,932,000 for the year ended December 31, 1997, $2,743,000 for the year ended December 31, 1998, and $2,224,000 for the year ended December 31, 1999. Additionally the Company incurred write-offs of uncollectible accounts, net of recoveries, of $4,254,000 for the year ended December 31, 1997, $1,600,000 for the year ended December 31, 1998 and $2,448,000 for the year ended December 31, 1999.

          ADVERTISING COSTS:

          Advertising expenses are charged to operations at the time the advertising first takes place. Advertising expense charged to operations aggregated approximately $5,141,000 in 1997, $5,847,000 in 1998 and $6,932,000 in 1999.

          RESEARCH AND DEVELOPMENT:

          Research and development costs for new products aggregated approximately $4,245,000 in 1997, $6,034,000 in 1998 and $5,930,000 in
          1999.

          INCOME PER SHARE:

          Basic income (loss) per share amounts are computed using the weighted average common shares outstanding for the period, without regard to outstanding stock options, warrants or other potentially dilutive securities or contingent stock issuances. Diluted earnings per share reflects the dilution that would have occurred if potential dilutive securities were exercised (after application of the treasury stock method) and contingent stock issuances were made.

          A reconciliation of the numerators and denominators used in computing basic and diluted per share amounts for income (loss) before extraordinary item is as follows:


                                                                                    (IN THOUSANDS)
                                                                                 YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                              1997        1998           1999
                                                                             --------    -------      --------
                Numerators:
                   Income (loss) before extraordinary item                   $13,581      $4,330      $(19,265)
                                                                             =======      ======      ========

                Denominators:
                   Weighted average common shares
                      used in basic income (loss) per share                   11,414      11,656        11,719
                   Effect of dilutive securities:*
                     Stock options                                               132         523            -
                     Warrants                                                     -           -             -
                                                                             -------      ------      --------

                Adjusted common shares used in diluted
                   income (loss) per share                                    11,546      12,179        11,719
                                                                             =======      ======      ========


          *The above excludes outstanding options to purchase approximately 565,000 shares in 1997 and 8,000 shares in 1998 because these options are considered anti-dilutive based on the relationship of their exercise price to the average market prices of the Company's common shares. At December 31, 1999, the assumed exercise of outstanding stock options and warrants were considered antidilutive and therefore excluded in computing diluted loss per share.

          COMPREHENSIVE INCOME:

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and has elected to report the components of comprehensive income and total comprehensive income in the consolidated statements of shareholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income has been comprised of the Company's net income and foreign currency translation adjustments.

          RECLASSIFICATIONS:

          Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the current year presentation.

NOTE B -  ACQUISITIONS:

          The results of operations of the following acquisitions of businesses during the three years ended December 31, 1999 are included in the attached consolidated statements of operations from their respective dates of acquisition.

          In February 1997, the Company acquired, in a purchase transaction, the outstanding stock of Tambalan Limited ("Tambalan") at a cost of approximately $285,000, plus closing costs and the assumption of certain outstanding bank and other loans of approximately $2.9 million. Tambalan sells headphones and other consumer products in the United Kingdom and other European countries trading under the name Ross Consumer Products. It also has branch operations in Hong Kong.

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

          In December 1997, the Company acquired, for approximately $1.1 million, from the receiver in bankruptcy, substantially all the assets of CAPA Industries, Inc. ("CAPA"), a designer and manufacturer of electronic components which are used in certain home and car audio products. The excess of the purchase price over the fair value of the assets acquired, aggregating approximately $797,000, has been recorded as goodwill and is being amortized to operations over 15 years.

          The operations of Tambalan and CAPA prior to acquisition were immaterial in relation to those of the Company. If the AAMP acquisition had occurred on January 1, 1997, the Company's consolidated 1997 pro forma net sales and net earnings would have been approximately $520,000,000 and $15,070,000 and its pro forma earnings per diluted share would have been $1.31. The pro forma information has been prepared for comparative purposes only and does not necessarily reflect the results of operations as they would have been if the acquisition had been made at the beginning of 1997.

NOTE C - INVENTORIES:

         Inventories are summarized as follows:


                                                                          (IN THOUSANDS)
                                                                         AS OF DECEMBER 31,
                                                                      -----------------------
                                                                        1998          1999
                                                                      ---------     ---------
                Raw materials and work-in-process                     $ 34,176      $  27,776
                Finished goods                                         117,606         99,391
                Merchandise in-transit                                   9,512         13,813
                                                                      --------      ---------

                   TOTALS                                             $161,294       $140,980
                                                                      ========      =========

NOTE D -  PROPERTY AND EQUIPMENT:

          Property and equipment are summarized as follows:


                                                                          (IN THOUSANDS)
                                                                        AS OF DECEMBER 31,        ESTIMATED
                                                                      ----------------------      USEFUL LIFE
                                                                        1998          1999         (YEARS)
                                                                      --------      --------      -----------
                Land                                                  $  3,144       $ 3,185
                Buildings, leaseholds
                   and improvements                                     21,017        21,561        10 - 40
                Machinery and equipment                                 13,683        13,481         3 - 10
                Furniture, fixtures and
                   office equipment                                     16,597        19,316         5 - 10
                Tools and dies                                          18,636        21,178         2 - 10
                                                                       -------      --------

                         TOTALS                                         73,077        78,721

                Less accumulated depreciation
                   and amortization                                     32,384        41,529
                                                                       -------      --------

                         BALANCE                                       $40,693       $37,192
                                                                       =======       =======

NOTE E -  CREDIT FACILITIES AND DEBT RESTRUCTURING:

          On September 8, 1999, the Company entered into a Master
          Restructuring Agreement ("Debt Restructuring") with its banks and senior note holders. As a result of the Debt Restructuring, the bank credit facility ("existing facility") was modified whereby no new borrowings are allowable under the then existing facility, which was extended through June 2001, and any repayments made by the Company under such facility are not available for reborrowing. The outstanding loans at December 31, 1999 aggregating approximately $74.6 million bear interest at 3.77% above the greater of prime or a federal funds rate (as defined) and have been classified as long-term debt. In addition to the loans, the existing facility provides for a $12.5 million letter of credit facility. The Company paid the lenders a fee of approximately $650,000 for this portion of the Debt Restructuring, which is being amortized through June 2001. As a result of the Debt Restructuring the Company recorded an extraordinary loss of $8.8 million consisting of a prepayment penalty and the write-off of deferred financing costs relating to the senior notes repayable.

          In connection with the Debt Restructuring, the Company also entered into a new $50 million revolving credit agreement with the banks and senior note holders which also expires in June 2001. The agreement limits the outstanding balances and letters of credit, which fluctuate over the term of the agreement. Amounts available for letters of credit are limited to approximately $8.1 million. Interest on outstanding loans is payable at 3.5% above the greater of prime or a federal funds rate (as defined). As of December 31, 1999, outstanding loans aggregating $27 million have been classified as long-term debt - credit facility loans, of which $14.3 million is required to be repaid within one year. Additionally, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The $874,000 fair value of these warrants has been recorded as debt discount and is being charged to interest expense over the term of the agreement. The agreement provides for the issuance of up to 75,000 additional warrants if the debt is not reduced by specified amounts on specified dates. In connection with this debt, the Company paid the lenders a fee of $1,175,000 which is being charged to operations through June 2001.

          Certain of the Company's foreign subsidiaries have lines-of-credit with banks aggregating approximately $17.3 million for short-term borrowings for import facilities and for discounting of customer drafts. The banks have security interests to the extent of merchandise purchased under these lines and the amounts of the customer drafts. Discounted customer drafts aggregated approximately $7.8 million at December 31, 1999. There were no borrowings under these lines for import facilities at December 31, 1999.

          Amounts available for outstanding letters of credit under all bank lines are limited by the lenders to $24 million. Outstanding letters of credit under the domestic and foreign lines aggregated approximately $19 million at December 31, 1999.

          Long-term debt included in the consolidated balance sheets is summarized as follows:


                                                                                           (IN THOUSANDS)
                                                                                         AS OF DECEMBER 31,
                                                                                      -----------------------
                                                                                       1998           1999
                                                                                      --------      ---------
                Senior notes payable (1) (4) (5)                                      $100,000       $100,000
                Senior subordinated notes (2) (5)                                            -         35,000
                Bank term loans (3) (4) (5)                                             20,493         14,631
                Credit facility loans (4) (5)                                                -        101,580
                Mortgages (6)                                                            2,659          2,433
                Other                                                                      393            258
                                                                                      --------      ---------

                Total                                                                  123,545        253,902

                Less unamortized debt discount                                               -         (3,507)
                                                                                      --------      ---------

                Balance                                                                123,545        250,395

                Less current portion                                                    (9,359)       (14,656)
                                                                                     ---------      ---------

                Noncurrent portion                                                    $114,186       $235,739
                                                                                     =========      =========

          (1) Senior notes payable are comprised of two series of notes, $75 million of which was initially payable in equal annual principal installments beginning in January 2001 and $25 million of which was initially payable in equal annual installments beginning in September 2002. Interest was payable quarterly at 8.75% and 8.52% a year for the $75 million and $25 million notes, respectively, through December 31, 1998. On December 31, 1998, both note agreements were amended and the interest rates were increased effective January 1, 1999 to 9.75% and 9.52% for the $75 million and $25 million loans, respectively.

               In connection with the September 8, 1999 Debt Restructuring, the maturity of the loans was accelerated to June 30, 2001 and interest rates were increased by 3%. Additionally, as a result of the accelerated maturity, the senior note holders are entitled to receive a "yield-maintenance" fee (as defined). For financial accounting purposes, the modification of the senior notes is treated as creating a substantially different instrument with the result that the previously outstanding senior notes are considered to be extinguished and the notes with the revised terms are considered as new debt. Accordingly, the Company recorded an extraordinary charge in 1999 of approximately $8.8 million consisting of the present value of the yield-maintenance fee of approximately $7.1 million (computed based on interest rates in effect as of the date of the restructuring), the write-off of unamortized original debt issue costs of approximately $1 million and approximately $700,000 of other fees paid to the note holders.

               At December 31, 1999, the liability for the yield-maintenance fee was adjusted to approximately $6 million based on subsequent changes in the interest rates used in calculating the fee. The $1 million decrease has been offset against interest expense in the 1999 statement of operations.

          (2) The senior subordinated notes with a face amount of $35 million and which were sold with 310,000 of common stock purchase warrants valued at $2,490,000 are payable in February 2004 and are subject to required prepayment from the proceeds received by the Company from the sale of either equity interests or subordinated indebtedness. Interest was initially payable quarterly at increasing rates ranging from 11.5% to 15.0%. Effective from the date of the Debt Restructuring, interest rates were increased to 13.5% a year through November 4, 1999, 14.5% a year from November 5, 1999 through February 4, 2000, 15% a year from February 5, 2000 through May 4, 2000 and 15.5% a year thereafter. The common share purchase warrants were initially exercisable at $18.26 a share to February 4, 2004. In connection with the Debt Restructuring, the exercise price of the outstanding warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 shares at $7.77 a share were issued in place of contingently issuable warrants to purchase up to 310,000 shares, resulting in additional cost of approximately $820,000. The value of the warrants has been recorded as debt discount and is being charged to interest over the term of the notes.

          (3) Prior to the Debt Restructuring, the Company had three term loans, two of which were payable to one member of the bank group in installments through December 2000 and one which was loaned by the bank group under the previously existing credit facility and payable in installments through May 2001. As part of the Debt Restructuring, the bank group made a new term loan to the Company of approximately $5.9 million, the proceeds of which were used to repay the two term loans which were due in December 2000. The new term loan was combined with the remaining term loan to form a single loan which is payable on June 30, 2001 with interest at 3.77% over the greater of prime or a federal funds rate.

          (4) The bank term loans and credit facility loans are collateralized by a substantial majority of the assets of the Company. In addition, a majority interest in the common stock of an Asian subsidiary and the common stock of a subsidiary in the United Kingdom have been pledged as collateral.

          (5) The Debt Restructuring agreement provides for, among other things, the maintenance of various specified financial ratios and minimum tangible net worth requirements (as defined), contains limitations and restrictions on additional borrowings, the payment of dividends, repurchases of the Company's common stock, engaging in business not directly related to the consumer electronics industry, investments, mergers and sales of the Company's assets, other than in the ordinary course of business (as defined). The agreement also provides for limitations on the amounts of tangible assets (as defined) located outside the United States and on cash on hand in Asia. The Company was in compliance with all of its covenants as of December 31, 1999 and management expects to be in compliance with the covenants during the balance of agreement term.

          (6) The mortgages are collateralized by certain land and buildings in Lake Mary, Florida and are payable $36,368 a month to June 2001 for principal and interest at 7.99% to 8.40% a year, with a final payment of approximately $2 million due in July 2001.

          The noncurrent portion of long-term debt outstanding at December 31, 1999 is payable approximately $204 million in the year ending December 31, 2001 and $35 million in the year ending December 31, 2004.

NOTE F -  SHAREHOLDERS' EQUITY:

          The Recoton Corporation Stock Bonus Plan provides for the issuance to officers and key employees an aggregate of up to 300,000 shares of stock held in treasury, of which 261,396 shares are available for future grants at December 31, 1999. Such plan is administered by a committee of the Board of Directors. Awards under the plan are charged to operations based on the fair market value of the shares at the date of issuance.

          In previous years the Board of Directors authorized the repurchase by the Company of up to 500,000 of its outstanding common shares. Through December 31, 1999, the Company has repurchased 48,352 shares. Future repurchases of shares are limited under the terms of the Company's loan agreements (see Note E).

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

          In connection with the exercise of incentive stock options, in 1998 15,500 common shares were issued in exchange for 6,000 previously issued common shares with a market value of approximately $213,000, plus cash of approximately $15,000. In 1999, 21,334 common shares were issued in exchange for 2,613 shares of previously issued common shares with a market value of $24,000. Other transactions with respect to stock options are described in Note G.

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

          In connection with the sale of senior subordinated notes in February 1999, the Company issued 310,000 common stock purchase warrants which are immediately exercisable and expire in February 2004.

          In September 1999, pursuant to the Debt Restructuring (see Note
          E), the Company issued warrants to purchase 350,000 of the Company's common shares which are exercisable at $7.77 a share and which expire in September 2004. Warrants to purchase 175,000 common shares are immediately exercisable and the remaining 175,000 are subject to cancellation if the senior notes, the credit facility loan and the term loans are repaid by June 30, 2000. No warrants have been exercised in 1999.

          The fair value of the warrants on the issuance dates was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of 57.18%, risk-free interest rate of 6.0%, no dividend yield and an expected contractual life of 5 years.

NOTE G -  STOCK OPTIONS:

          At December 31, 1999, the Company has three stock option plans. Options are outstanding to purchase 8,534 shares under the Company's 1982 Incentive Stock Option Plan and 1,616,834 shares under the 1991 Stock Option Plan. No additional options are available for grant under these plans. The Company's 1998 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 common shares. Such options may be either incentive stock options (as defined in the Internal Revenue Code) or nonqualified options. At December 31, 1999, options to purchase 636,700 shares are available for grant under this plan.

          An employment agreement with Mr. Robert Borchardt, the Company's President, Chairman of the Board and Chief Executive Officer, provides for the granting of nonqualified options each year for the duration of the agreement based on a formula related to annual increases in consolidated net income, as defined. Pursuant to the agreement, options to purchase 130,975 shares were granted in 1998 applicable to the Company's 1997 operations. No options were granted in connection with the Company's 1998 and 1999 operations.

          Also, at December 31, 1999, there are non-plan nonqualified options outstanding to purchase an aggregate of 33,250 shares of common stock, of which options to purchase 7,500 shares at $20.67 a share were granted to a director of the Company. The non-plan options also include options to purchase 15,000 common shares at a price of $13.50 a share granted to certain non-U.S. employees in 1998. The $55,000 difference between the aggregate option price and the fair market value of the Company's shares at the date of issuance of the options has been charged to operations and credited to additional paid-in capital. Additionally, in 1998 the Company issued to a consulting firm a non-plan option to purchase 10,000 common shares for $25.50 a share. The $124,000 fair value of the options at the date of grant has been credited to additional paid-in capital in 1998 and is being amortized to operations over the term of the consulting agreement which expires in January 2001.

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

          The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options granted to employees, officers and directors and, therefore, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for stock option plans. Accordingly, no compensation cost has been recognized for options granted under its stock option plans. If the Company had elected to recognize compensation cost for options granted under these plans based on their fair values at the grant dates, consistent with the method of SFAS No. 123, the pro forma net income (loss) and income (loss) per share would be as follows:


                                                                               YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                          1997         1998           1999
                                                                         ------       ------         ------
                                                                           (IN THOUSANDS, EXCEPT PER
                                                                              SHARE INFORMATION)
                Net income (loss):
                   As reported                                           $13,581      $4,330      $(28,030)
                   Pro forma                                              12,016       1,245       (29,273)
                Income (loss) per share:
                   Basic:
                      As reported                                          $1.19        $.37        $(2.39)
                      Pro forma                                             1.05         .11         (2.50)
                   As diluted:
                      As reported                                          $1.18        $.36        $(2.39)
                      Pro forma                                             1.04         .10         (2.50)


          The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                         1997        1998         1999
                                                                         -----       -----        -----
                Expected volatility                                      46.9%       47.2%        57.4%
                Average risk-free interest rate                           6.5%        5.6%         6.3%
                Average expected holding period,
                   in years                                                7           7            6


             A summary of the status of the Company's outstanding stock options as of December 31, 1997, 1998 and 1999 and changes during the years then ended is presented below:


                                                                    YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                     1997                      1998                   1999
                                            -----------------------    ----------------------  ---------------------
                                                        Weighted                   Weighted                Weighted
                                                        Average                    Average                 Average
                                                        Exercise                   Exercise                Exercise
                                              Shares    Price         Shares       Price       Shares      Price
                       Stock Options          (000'S)   Per Share     (000'S)      Per Share   (000'S)     Per Share
                --------------------------    -------    --------     -------     ----------   -------     ---------
                Outstanding at beginning
                  of year                      1,269       $14.62       1,346        $13.26    1,835       $14.06
                Granted                          424*       13.55         662         15.92      836         7.47
                Exercised                        (25)        1.60        (136)        13.61      (37)        4.99
                Forfeited/expired               (322)       19.91         (37)        19.75     (112)       14.15
                                              ------     --------       -----       -------   ------       ------

                Outstanding at end of year     1,346       $13.26       1,835        $14.06    2,522       $12.00
                                              ======     ========       =====       =======   ======       ======

                Exercisable at year end          929       $12.84       1,075        $13.25    1,246       $13.70
                                              ======     ========       =====       =======   ======       ======

                Weighted - average fair
                  value of options granted
                  during the year                         $  7.56                   $  8.95                $ 4.42
                                                          =======                   =======                ======


          *Excludes options for 130,975 shares at $14.06 a share earned in 1997 but issued in 1998 pursuant to the terms of the executive employment agreement with the Company's President, Chairman of the Board and Chief Executive Officer.

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                      --------------------------------------     -------------------------
                                                  Weighted      Weighted                        Weighted
                                                  Average       Average                         Average
                                                  Remaining     Exercise                        Exercise
                    Range of          Shares      Contractual   Price            Shares         Price
                 Exercise Prices      (000'S)     Life          Per Share        (000'S)        Per Share
              -------------------     -------     ------------  ---------        -------        ---------
              $  1.13 to $  3.33          162       1.7 years   $   3.21           162           $  3.21
                 7.44 to    8.00          832       9.9 years       7.44            11              7.69
                12.25 to   16.75        1,300       6.4 years      14.42           940             14.66
                18.07 to   21.00          228       7.2 years      21.16           133             20.25
                                        ------                                     ---

                          Totals        2,522                                    1,246
                                        ======                                   =====

NOTE H - INCOME TAXES:

          Income taxes on the statements of operations are comprised of the following:


                                                                         (IN THOUSANDS)
                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                1997          1998         1999
                                                                -------      --------   ---------
                Currently payable (refundable):
                    Federal                                     $(4,163)       $  273      $  867
                    State and local                                 162           (61)       (116)
                    Foreign                                         486         3,791       4,069
                                                                -------        ------      ------

                          Totals                                 (3,515)        4,003       4,820

                Deferred                                         (2,578)          833      (1,744)
                                                                -------        ------      ------

                          NET PROVISION (BENEFIT)               $(6,093)       $4,836     $ 3,076
                                                                =======        ======     =======

             Pretax income (loss) before extraordinary item was derived from foreign and domestic sources as follows:

                                                                         (IN THOUSANDS)
                                                                    YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                1997          1998          1999
                                                               --------      --------     --------

                Foreign                                        $ 29,313      $ 34,344     $ 11,032
                Domestic                                        (21,825)      (25,178)     (27,221)
                                                               --------      --------     --------

                         TOTALS                                $  7,488      $  9,166     $(16,189)
                                                               ========      ========     ========


          The following table reconciles statutory U.S. federal income taxes on the Company's income (loss) before income taxes and extraordinary item to the Company's actual income tax provision (benefit):


                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
                                                                         YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                         1997                 1998                  1999
                                                   -----------------   -------------------    ----------------------
                                                    RATE     AMOUNT      RATE      AMOUNT       RATE      AMOUNT
                                                   ------   --------   -------    --------    -------     ----------
                Statutory U.S. Federal income
                   tax provision (benefit)           34.0%     $2,546     34.0%     $3,116       34.0%      $(5,504)
                Effect of:
                   State and local income
                      tax provision (benefit)
                      (net of federal effect)        (6.4)      (480)      2.1         187        4.8          (769)
                   Difference between U.S.
                      and foreign income tax
                      rates on earnings and
                      distributions of foreign
                      subsidiaries, net of
                      foreign tax credits          (101.2)    (7,591)    (59.6)     (5,463)     (39.6)        6,416
                   Provision for expected U.S.
                     Customs settlement                --         --      53.3       4,889        8.6        (1,394)
                   Valuation reserves on
                     deferred tax assets               --         --      15.5       1,419       (7.3)        1,175
                   German tax benefit
                     relating to dividend
                     distribution deduction         (17.4)     (1,300)      --          --         --            --
                   Alternative minimum tax                                                       (5.9)          950
                   Other items (net)                 10.0         732      7.5         688      (13.6)        2,202
                                                    -------   --------    ------     -----      ------        -----
                Actual income tax
                   provision (benefit)              (81.0)%   $(6,093)    52.8%     $4,836       19.0%       $3,076
                                                    =======    ========   ======    ======      ======       ======

          The earnings from the Company's Asian operations are taxed locally at a current maximum tax rate of 16% (16.5% in 1997). Effective January 1996, a subsidiary of the Company commenced manufacturing operations in mainland China and was granted a five year "tax holiday," comprised of a full exemption from income taxes for the first two years and a 50% reduction from the statutory 15% tax rate for the next three years. During the first four years of the tax holiday the Company has saved an aggregate of $7,933,000 in income taxes. This savings on a diluted per share basis was $.42 in 1997, $.20 in 1998 and $.04 in 1999. The effective tax rate from Asian operations is dependent on the proportion of earnings from mainland China.

          At December 31, 1998, no determination had been made as to what portion of the expected settlement with the U.S. Customs Service might be deductible for income tax purposes (see Note K). Accordingly, no deduction was made for this item in the computation of income taxes for 1998. In accordance with the terms of the settlement in 1999, $4.1 million is tax deductible and the resulting income tax benefit has been included with the 1999 income tax provision.

          Through December 31, 1998, the Company had not provided for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries were considered indefinitely invested. However, as a result of business requirements of its domestic operations caused in part from the provisions of the Debt Restructuring agreement (Note E), in 1999 the Company repatriated $45 million of such earnings, of which $10 million was previously taxed as U.S. Sub-part F income. At December 31, 1999, additional taxes would aggregate approximately $15 million based on the Hong Kong subsidiaries' remaining undistributed earnings which aggregate approximately $58.8 million for income tax purposes. The foregoing amounts are stated net of U.S. Sub-Part F taxes paid, or payable, which are considered the equivalent of repatriated earnings. The Company's effective income tax rate on future earnings from Hong Kong and additional U.S. income taxes on the Hong Kong retained earnings at December 31, 1999 are, in part, dependent upon the Company's future domestic cash requirements. While the Company currently projects that its Hong Kong retained earnings at December 31, 1999 will remain indefinitely invested, such estimate is subject to future revision based upon general economic conditions and market conditions in the consumer electronics industry.

          Deferred tax assets and liabilities and the principal temporary differences from which they arise are:

                                                                                             (IN THOUSANDS)
                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                           1998           1999
                                                                                          -------       --------
                Deferred tax assets:
                   Allowance for estimated doubtful accounts and
                      estimated sales returns, allowances and discounts                    $2,209        $ 2,792
                   Tax basis adjustments to inventory                                       6,452          6,171
                   Deferred compensation accruals                                             565            633
                   Difference in basis and amortization periods of patents,
                      trademarks and package design costs                                   1,172          2,128
                   Cumulative foreign translation adjustment                                  790          2,054
                   Debt restructuring costs                                                     -          2,209
                   Net operating loss and tax credit carryforwards                          9,647         11,671
                   Other                                                                    1,580            784
                                                                                          -------        -------

                            TOTAL                                                          22,415         28,442

                   Less valuation allowance                                                (3,220)        (4,395)
                                                                                          -------        -------

                            TOTAL DEFERRED TAX ASSETS                                      19,195         24,047
                                                                                          -------       --------

                Deferred tax liabilities:
                   Accelerated depreciation of property and equipment                       1,057          1,028
                   Tax basis adjustments to prepaid catalog costs                             257            193
                                                                                          -------       --------

                            TOTAL DEFERRED TAX LIABILITIES                                  1,314          1,221
                                                                                          -------       --------

                            NET DEFERRED TAX ASSETS                                       $17,881        $22,826
                                                                                          =======       ========

          The Company has net operating loss carryforwards in Italy and the United Kingdom of approximately $1,350,000 and $5,150,000 respectively, which are available to be applied against future earnings in these countries. Additionally, at December 31, 1999, the Company has domestic tax credit carryforwards of approximately $6.0 million which primarily expire in 2004. The Company has recorded a deferred tax asset for the tax benefit of the foregoing carryforwards and a valuation allowance for the tax benefit of such carryforwards which it estimates is not likely to be realized prior to expiration. If the amount subject to valuation allowance attributable to the preacquisition loss carryforwards of acquired business is subsequently realized, the income tax benefit will be recorded as a reduction of the then unamortized goodwill related to the acquisition. In 1997, goodwill was reduced by approximately $600,000 from the realization of such benefits.

          In conjunction with the extraordinary item recorded in the third quarter of 1999 (Note E), the Company recorded a valuation allowance against the deferred tax benefit to be derived therefrom as it appears more likely than not that such benefit will not be realized. The 1999 change in the valuation allowance is comprised of state and foreign net operating loss carryforwards, tax credit carryforwards, differences in book and tax basis, offset by a net adjustment for loss carryforwards and other items related to a 1996 business acquisition.

NOTE I -  EMPLOYEE BENEFIT PLANS:

          The Company's profit sharing plans for eligible domestic nonunion employees provide for annual contributions as authorized by the Board of Directors of up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $562,000 in 1997, $400,000 in 1998 and $434,000 in 1999.

NOTE J -  COMMITMENTS AND CONTINGENCIES:

          LEASES:

          The Company leases certain facilities under long-term operating leases which expire at various dates through September 2013. Additionally, certain warehouse space and sales offices are leased on a month-to-month basis. Renewal options from 2-5 years exist on certain operating leases.

          Aggregate minimum rental payments under long-term leases for premises are as follows:

                YEAR ENDING DECEMBER 31:                     (IN THOUSANDS)
                    2000                                        $ 4,570
                    2001                                          3,400
                    2002                                          2,641
                    2003                                          1,968
                    2004                                          1,879
                Subsequent to December 31, 2004                   9,092
                                                                -------
                    T O T A L                                   $23,550
                                                                =======

          Rent expense was $5,576,000 in 1997, $6,312,000 in 1998 and
          $5,806,000 in 1999.

          The Company's employment agreement with Mr. Robert Borchardt, the Company's President, Chairman of the Board and Chief Executive Officer, provides for a base annual salary ($1,073,000 for 1999), to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. The agreement terminates on December 31, 2004 and is automatically renewable for successive two year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

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

          LEGAL PROCEEDINGS:

          Various suits and claims arising in the course of business are pending against the Company. In the opinion of management, dispositions of these matters are not expected to materially affect the Company's financial position, cash flows or results of operations.

NOTE K -  U.S. CUSTOMS SETTLEMENT:

          In July 1994, agents of the United States Customs Service, working with the United States Attorney's Office in Orlando, Florida, seized property and business records from the Company's facility pursuant to a search warrant. The investigation focused on country of origin marking, duty undervaluation, duty-free eligibility under the Caribbean Basin initiative, duties with respect to dies, molds and tooling used overseas, commissions paid to agents, importation of merchandise subject to textile quota, other instances of undervaluation and other miscellaneous matters, during the period 1989 through mid-1995.

          In 1998, the Company recorded a provision of $14 million for the settlement, which together with related fees and costs of approximately $1 million is separately reflected in the attached 1998 consolidated statement of operations.

          In 1999, the Company entered into agreements with the United
          States Customs Service and the United States Attorney's Office for the Middle District of Florida to settle the matter. Pursuant to the agreements, the Company entered a guilty plea to a number of the counts involving country of origin mismarkings and undervaluation of imports. As a result, the Company agreed to pay $14 million, of which $6 million was paid in the United States District Court for the Middle District of Florida and the balance is payable to the United States Customs Service in monthly installments of $229,365 through October 2002, including interest at 7% a year. The $7.3 million outstanding liability at December 31, 1999 is comprised of $2.5 million included in accrued expenses and approximately $4.8 million included in other noncurrent liabilities.

NOTE L -  BUSINESS RESTRUCTURING AND RELATED COSTS:

          In September 1999, the Company adopted a strategic business plan designed to improve operating efficiencies, increase future profitability, improve cash flow and increase the return on assets. The plan includes staff reductions, consolidation of certain businesses, reduction or elimination of certain product lines and sales of certain assets. The results of operations for the year ended December 31, 1999 reflect a restructuring charge of approximately $3.4 million, which includes approximately $2.2 million for severance benefits associated with the elimination of positions in engineering, sales, marketing, manufacturing, warehousing, general management and administrative functions and approximately $1.2 million primarily relating to lease terminations and related costs.

          Accrued balances at December 31, 1999 include approximately $880,000 for severance and approximately $920,000 for lease terminations and related costs.

          In connection with the plan, the Company also recorded inventory write-downs of approximately $8.4 million relating to products which are being reduced or eliminated. These write downs are included in cost of sales. Additionally, the Company recorded other charges totaling approximately $5.8 million applicable to the value of assets to be sold, valuation of related receivables and other assets and the costs of developing the plan. These costs are included in selling, general and administrative expenses in 1999.

NOTE M -  SEGMENT INFORMATION AND GEOGRAPHICAL DATA:

          The Company operates three business segments, as follows:

          RECOTON AUDIO BUSINESS - Consists of the home and mobile audio business of Recoton Audio Corporation and its United States and European subsidiaries. Products sold include high-performance and home theater loudspeaker systems and mobile audio products.

          VIDEO AND COMPUTER GAME BUSINESS - Consists of the manufacturing operations of STD Holdings Limited and its Hong Kong and other Chinese subsidiaries and the sale and distribution of peripherals and other accessories to enhance the enjoyment of playing video and computer games. This segment also manufactures certain products sold by the Company's other business segments. The profits on these products have been allocated to the other segments.

          CONSUMER ELECTRONICS ACCESSORIES BUSINESS - Consists of the accessories' operations of Recoton Corporation and certain other subsidiaries. Products sold include 900 MHz and other wireless technology products and other consumer electronic accessories.

          Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs are allocated to each segment on the basis used for internal management decision making purposes; certain interest expense, the provision for the U.S. Customs settlement and assets jointly utilized by more than one business segment are reflected as "unallocated corporate" in the following presentation.

          The following table presents certain operating segment information:

                                                                           (IN THOUSANDS)
                                           ----------------------------------------------------------------------------
                                                        VIDEO AND          CONSUMER
                                           RECOTON      COMPUTER           ELECTRONICS
                                           AUDIO        GAME               ACCESSORIES      UNALLOCATED
                                           BUSINESS     BUSINESS           BUSINESS         CORPORATE           TOTAL
                                           ---------    ---------          -------------    -----------       ---------
             1998:
             -----
                Net sales:
                  External customers        $237,253     $243,923           $222,362         $    -            $703,538
                  Intersegment                 1,748       34,962                343              -              37,053
                Interest expense                 747          500              1,071         16,663              18,981
                Depreciation and
                  amortization                 4,024        3,599              4,327            313              12,263
                Provision for U.S.
                  customs settlement              -             -                  -         15,000              15,000
                Income (loss) before
                  income taxes and
                  extraordinary item            (817)      27,456             14,503        (31,976)              9,166
                Identifiable assets          171,520      157,476            104,293         49,794             483,083
                Property and equipment
                  additions                    4,200        4,586              1,639          3,141              13,566


                                                                          (IN THOUSANDS)
                                            -----------------------------------------------------------------------------
                                                           VIDEO AND         CONSUMER
                                             RECOTON       COMPUTER          ELECTRONICS
                                               AUDIO       GAME              ACCESSORIES       UNALLOCATED
                                             BUSINESS      BUSINESS          BUSINESS          CORPORATE          TOTAL
                                            ---------     ----------        ------------      ------------        -------
             1999:
                Net sales:
                  External customers         $254,909       $232,888          $222,453           $      -        $710,250
                  Intersegment                  3,290         36,381               419                  -          40,090
                Interest expense                  630            439               489             24,909          26,467
                Depreciation and
                  amortization                  4,264          4,186             3,814              1,296          13,560
                Restructuring charge            2,654              -               690                100           3,444
                Income (loss) before
                  income taxes and
                  extraordinary item           (5,348)         9,339             7,626            (27,806)         (16,189)
                Identifiable assets           161,107        152,888           100,785             70,547          485,327
                Property and equipment
                  additions                       902          2,599               309              2,481            6,291


          Because each of the above business segments include U.S.
          operations which are reportable in the consolidated U.S. income tax returns of the Company, it is not practicable to allocate income taxes between segments. Also, because the Company did not maintain records of certain shared assets, costs and expenses prior to 1998, it is not practicable to provide comparable data for 1997. However, external customer sales information by business segment for 1997 is as follows:


                                                                     (IN THOUSANDS)
                                             -------------------------------------------------------------
                                                              VIDEO AND        CONSUMER
                                             RECOTON          COMPUTER         ELECTRONICS
                                             AUDIO            GAME             ACCESSORIES
                                             BUSINESS         BUSINESS         BUSINESS           TOTAL
                                             ---------        ----------       ------------       --------

                1997                         $183,939         $126,251         $193,764           $503,954

               Sales to one customer represented approximately 11%, 17% and 16% of consolidated net sales in 1997, 1998, and 1999 respectively. Sales to this customer were made by each of the Company's reportable business segments. Revenue from export sales from the United States was less than 10% of consolidated net sales in each of the three years ended December 31, 1999. The Company currently sources certain products from single suppliers. However, to lessen the risks of off-shore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources.

               Net sales to external customers and long-lived tangible assets by geographic area are as follows:


                                                                           (IN THOUSANDS)
                                                                     YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                 1997            1998             1999
                                                                --------        --------        ---------
             Net sales to external customers in:
                United States                                   $375,483        $548,374         $555,125
                Europe                                            92,083         105,373          114,564
                Other                                             36,388          49,791           40,561
                                                                --------        --------         --------

                         TOTALS                                 $503,954        $703,538         $710,250
                                                                ========        ========         ========

                                                                            (IN THOUSANDS)
                                                                          AS OF DECEMBER 31,
                                                                -----------------------------------------
                                                                  1997            1998             1999
                                                                --------        --------         --------
             Long-lived tangible assets:
                United States                                    $32,488         $35,488          $36,650
                Europe                                             2,470           3,723            3,164
                Other                                              4,735           5,910            4,898
                                                                --------        ---------        --------

                         TOTALS                                  $39,693         $45,121          $44,712
                                                                ========        ========         ========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------

          For information regarding the Company's change of certified public accountants in 1999, see its Report on Form 8-K for an event which occurred on November 29, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   ---------------------------------------------------

          That portion of Recoton's definitive proxy statement for the annual meeting in 2000 appearing under the caption "Election of Directors" (or comparable language) is incorporated by reference. The information regarding the executive officers of Recoton is contained under "Executive Officers of Recoton" under Item 1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  ----------------------

          That portion of Recoton's definitive proxy statement for the annual meeting in 2000 appearing under the caption "Compensation of Executive Officers" (or comparable language) is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   ---------------------------------------------------------------

          That portion of Recoton's definitive proxy statement for the annual meeting in 2000 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" (or comparable language) is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

          That portion of Recoton's definitive proxy statement for the annual meeting in 2000 appearing under the caption "Certain Relationships and Related Transactions" (or comparable language) is hereby incorporated by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   -----------------------------------------------------------------

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


                        4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

                        4.2A Rights Agreement, dated as of October 27, 1995, between Recoton Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 27, 1995)

                        4.2B First Amendment, dated as of June 9, 1999, between Recoton Corporation and ChaseMellon Shareholders Services, L.L.C. (f/k/a ChemicalMellon Shareholder Services, L.L.C.) to Rights Agreement dated as of October 27, 1995, executed on June 28, 1999 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8- A 12g/A dated June 28, 1999)

                (10) MATERIAL CONTRACTS (an asterisk indicates management contracts and compensatory plans or arrangements):

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

                        10.10 Recoton Corporation 1998 Stock Option Plan and form of option certificate, as adopted March 23, 1998 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

                        10.11A Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

                        10.11B  First Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust agreement, effective January 1, 1995* [filed herewith]

                        10.11C  Second Amendment to Recoton Corporation Code
                                section 401(K) Profit sharing Plan and Trust
                                Agreement. effective January 1, 1995* [filed herewith]

                        10.11D  Third Amendment to Recoton Corporation Code
                                section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective January 1, 1998* [filed herewith]

                        10.11E  Fourth Amendment to Recoton Corporation Code
                                section 401(K) Profit Sharing and Trust
                                Agreement, effective December 31, 1998* [filed herewith]

                        10.11F  Fifth Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective January 1, 1997* [filed herewith]

                        10.11G  Sixth Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective November 24, 1999* [filed herewith]

                        10.12 Option Agreement, dated May 5, 1994, with I. Friedman Equities, Inc. (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

                        10.13 Common Stock Purchase Option, as of April 7, 1998, with the Equity Group, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

                        10.14 Stock Purchase Agreement dated as of August 31, 1995, among Recoton Corporation, Recoton (Far
                                East) Limited, STD Holding Limited (STD) and the other shareholders of STD including, as exhibits, employment agreements with Stephen Chu (as President of STD),* David Chu (as Vice President of STD)* and Patrick Ho (as Vice President, Marketing of STD)* (incorporated by reference to Exhibit 1 to the Registrant's Current Report of Form 8-K dated September 5,
                                1995)

                        10.15 Asset Purchase Agreement dated as of August 31, 1995 among Recoton Corporation, InterAct Accessories, Inc., STD Holding Limited, Stephen Chu and others (including, as an exhibit, an employment agreement with Todd Hays (as President and Chief Operating Officer of InterAct Accessories, Inc.)* (incorporated by reference to Exhibit 2 to the Registrant's Current Report of Form 8- K dated September 5,
                                1995)

                        10.16A Second Amended and Restated Credit Agreement among Recoton Corporation, The Chase Manhattan Bank and the lenders made party thereto dated as of June 18, 1998 (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

                        10.16B Amendment dated as of December 31, 1998 (but executed on February 4, 1999) between Recoton Corporation and The Chase Manhattan Bank (for itself and as Administrative Agent) amending the Second Amended and Restated Credit Agreement dated as of June 18, 1998 (incorporated by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K dated February 4,
                                1999)

                        10.17A Note Purchase Agreement dated January 6, 1997 between Recoton Corporation and the several purchasers (incorporated by reference to Exhibit
                                10.31 to the Registrant's Form 10-K for the year ended December 31, 1996)

                        10.17B Amendment Agreement dated as of December 31, 1998 (but executed on February 4, 1999) between Recoton Corporation and the Holders of the Company's Notes Issued January 6, 1997 (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.18A Note Purchase Agreement dated as of September 1, 1998 for $25 million principal amount of adjustable rate senior notes due September 1, 2008 with The Prudential Insurance Company of North America (incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-Q for the quarter ended September 30, 1998)

                        10.18B Amendment Agreement dated as of December 31, 1998 (but executed on February 4, 1999) between Recoton Corporation and the Holder of the Company's Notes Issued September 1, 1998 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.19A Securities Purchase Agreement between Recoton Corporation, The Prudential Insurance Company of America and ING (U.S.) Capital LLC dated February 4, 1999 (incorporated by reference to
                                Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.19B Form of warrants issued to The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 and sheet detailing variable information (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8- K dated February 4, 1999)

                        10.19C Registration Rights Agreement with The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.20A Master Restructuring Agreement, dated as of September 8, 1999, among Recoton Corporation; Certain of its Subsidiaries; the Existing Creditors identified therein; and The Chase Manhattan Bank, as Collateral Agent (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20B Credit Agreement, dated as of September 8, 1999, among Recoton Corporation, the several Lenders from time to time Parties thereto; and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20C  Collateral Agreement, dated as of
                                September 8, 1999, made by Recoton Corporation and certain of its Subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20D Guarantee, dated as of September 8, 1999, among the several Guarantors listed therein in favor of The Chase Manhattan Bank, as agent for the several Lenders parties to the Credit Agreement, dated as of September 8, 1999, among Recoton Corporation, the several Lenders from time to time Parties thereto; and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20E Registration Rights Agreement dated as of September 8, 1999 among Recoton Corporation and each of the parties whose signatures are set forth thereto under the heading "LIFO Lenders" (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20F Form of 1999 Replacement Common Stock Purchase Warrants dated September 8, 1999 issued to the holders of the Company's Subordinated Notes issued February 4, 1999 to purchase an aggregate of 100,000 shares of common stock Form (incorporated by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20G Letter from Recoton Corporation dated September 8, 1999 to the holders of the Company's Subordinated Notes issued February 4, 1999 repricing options expiring on February 4, 2004 (incorporated by reference to Exhibit 7 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20H Form of Fixed Facility Fee Common Stock Purchase Warrant dated September 8, 1999 issued to the lenders under the Credit Agreement dated as of September 8, 1999 to purchase an aggregate of 75,000 shares of common stock (incorporated by reference to Exhibit 8 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                        10.20I Form of Cancelable Facility Fee Common Stock Purchase Warrant dated September 8, 1999 issued to the lenders under the Credit Agreement dated as of September 8, 1999 to purchase an aggregate of 175,000 shares of common stock (incorporated by reference to Exhibit 9 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                        10.20J  Form of Prepayment Common Stock Purchase
                                Warrant to purchase an aggregate of up to 75,000 shares of common stock to be issued to the lenders under the Credit Agreement dated as of September 8, 1999 under certain circumstances (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.20K Form of Common Stock Purchase Warrant to purchase an aggregate of up to 20,000 shares of common stock to be issued to the holders of the Company's Subordinated Notes issued February 4, 1999 under certain circumstances (incorporated by reference to Exhibit 11 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS: not applicable

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

                (16) LETTER RE CHANGE IN CERTIFYING ACCOUNTANT: not applicable

                (18) LETTER RE CHANGE IN ACCOUNTING PRINCIPLES: not applicable

                (21)    SUBSIDIARIES OF THE REGISTRANT [filed herewith]

                (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS: not applicable

                (23) CONSENT OF EXPERTS AND COUNSEL: Consents of the Independent Public Accountants [filed herewith]

                (24)    POWER OF ATTORNEY: not applicable

                (27)    FINANCIAL DATA SCHEDULE: [filed herewith]

                (28) INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITIES: not applicable

                (29)    ADDITIONAL EXHIBITS: not applicable

          (b) REPORTS ON FORM 8-K: The Registrant filed Forms 8-K in the Fourth Quarter of 1999 for events which occurred on the dates set forth below:


                  DATE OF REPORT                 ITEM NUMBER AND SUBJECT MATTER

                  November 29, 1999              4 - Change of Accountants
                  November 29, 1999              5 - Election of New Directors
                  December 14, 1999              5 - Customs Litigation
                  December 17, 1999              5 - Sony Litigation

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RECOTON CORPORATION


                                        By: /S/ ROBERT L. BORCHARDT
                                        -----------------------------
                                        Robert L. Borchardt, Chairman, Chief
                                        Executive Officer and President

                                        Date:  March 29, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   POSITION                                    DATE

/S/ ROBERT L. BORCHARDT
-----------------------------------         Chief Executive Officer                     March 29, 2000
Robert L. Borchardt                         (Principal Executive
                                            Officer) and Director

/S/ ARNOLD KEZSBOM
-----------------------------------         Chief Financial Officer                     March 29, 2000
Arnold Kezsbom                              (Principal Financial Officer)

/S/ TRACY CLARK
-----------------------------------         Chief Accounting Officer                    March 29, 2000
Tracy Clark                                 (Principal Accounting Officer)

/S/ GEORGE CALVI                            Director                                    March 29, 2000
-----------------------------------
George Calvi

/S/ PAUL FEFFER                             Director                                    March 29, 2000
-----------------------------------
Paul Feffer

/S/ IRWIN S. FRIEDMAN                       Director                                    March 29, 2000
-----------------------------------
Irwin S. Friedman

/S/ JOSEPH M. IDY                           Director                                    March 29, 2000
-----------------------------------
Joseph M. Idy

/S/JERRY KALOV                              Director                                    March 29, 2000
-----------------------------------
Jerry Kalov

/S/ANN R. LEVEN                             Director                                    March 29, 2000
-----------------------------------
Ann R. Leven

/S/ RONALD E. MCPHERSON                     Director                                    March 29, 2000
-----------------------------------
Ronald E. McPherson

/S/ JOSEPH H. MASSOT                        Director                                    March 29, 2000
-----------------------------------
Joseph H. Massot

/S/ STUART MONT                             Director                                    March 29, 2000
-----------------------------------
Stuart Mont

/S/ PETER WISH                              Director                                    March 29, 2000
-----------------------------------
Peter Wish


                                  EXHIBIT INDEX

EXHIBIT NO.

 10.11B  First Amendment to Recoton Corporation Code
         Section 401(K) Profit Sharing Plan and Trust agreement, effective January 1, 1995*

 10.11C  Second Amendment to Recoton Corporation Code
         section 401(K) Profit sharing Plan and Trust
         Agreement. effective January 1, 1995*

 10.11D  Third Amendment to Recoton Corporation Code
         section 401(K) Profit Sharing Plan and Trust
         Agreement, effective January 1, 1998*

 10.11E  Fourth Amendment to Recoton Corporation Code
         section 401(K) Profit Sharing and Trust
         Agreement, effective December 31, 1998*

 10.11F  Fifth Amendment to Recoton Corporation Code
         Section 401(K) Profit Sharing Plan and Trust
         Agreement, effective January 1, 1997*

 10.11G  Sixth Amendment to Recoton Corporation Code
         Section 401(K) Profit Sharing Plan and Trust
         Agreement, effective November 24, 1999*

 21      Subsidiaries of the registrant

 23      Consents of the Independent Public Accountants

 26      Financial Data Schedule