Form 10-Q
period 2000-03-31
RECOTON CORP
filed 2000-05-15
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

New York	11-1771737
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,739,856 common shares, par value $.20 per share, as of May 9, 2000.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               March 31,          December 31,
                                         ASSETS                                  2000               1999
                                         ------                              ----------           -----------
                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 25,157            $ 21,650
   Accounts receivable (less allowance for doubtful
       accounts of $4,234 in 2000 and $4,716 in 1999)                           140,076             201,079
   Inventories                                                                  143,768             140,980
   Prepaid, refundable and deferred income taxes                                 13,189              12,180
   Prepaid expenses and other current assets                                     10,074              11,936
                                                                               --------            --------

                  TOTAL CURRENT ASSETS                                          332,264             387,825

PROPERTY AND EQUIPMENT, NET                                                      36,170              37,192
TRADEMARKS AND PATENTS, NET                                                       4,462               4,577
GOODWILL, NET                                                                    34,359              34,941
DEFERRED INCOME TAXES                                                            13,757              13,272
OTHER ASSETS                                                                      6,799               7,520
                                                                               --------            --------

                  TOTAL ASSETS                                                 $427,811            $485,327
                                                                               ========            ========

                                       LIABILITIES
                                       -----------

CURRENT LIABILITIES:
   Current portion of long-term debt                                           $    311            $ 14,656
   Accounts payable                                                              50,799              68,995
   Accrued expenses                                                              21,819              28,891
   Income taxes payable                                                           2,433               3,115
                                                                               --------            --------

                  TOTAL CURRENT LIABILITIES                                      75,362             115,657

LONG-TERM DEBT (less current portion above)                                     223,203             235,739
OTHER LIABILITIES                                                                12,254              13,009
                                                                               --------            --------

                  TOTAL LIABILITIES                                             310,819             364,405
                                                                               --------            --------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                --                  --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 12,978,186 shares in
   2000 and 12,970,854 shares in 1999                                             2,596               2,594
ADDITIONAL PAID-IN CAPITAL                                                       85,358              85,316
RETAINED EARNINGS                                                                44,434              47,058
ACCUMULATED OTHER COMPREHENSIVE INCOME                                           (8,908)             (7,558)
                                                                               --------            --------

                  TOTAL                                                         123,480             127,410

TREASURY SHARES - 1,238,330 shares, at cost                                      (6,488)             (6,488)
                                                                               --------            --------

                  TOTAL SHAREHOLDERS' EQUITY                                    116,992             120,922
                                                                               --------            --------

                  TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                                      $427,811            $485,327
                                                                               ========            ========

                                The attached notes are made a part hereof.
RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------
                                                                                   2000             1999
                                                                                 --------         -------

NET SALES                                                                        $145,463        $143,906
COST OF SALES                                                                      92,533          87,998
                                                                                 --------        --------

GROSS PROFIT                                                                       52,930          55,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       47,784          52,370
                                                                                 --------        --------

OPERATING INCOME                                                                    5,146           3,538

OTHER (INCOME) EXPENSES:
   Interest expense                                                                 8,394           5,552
   Amortization of financing costs                                                    507             160
   Investment income                                                                 (256)           (168)
                                                                                 --------        --------

LOSS BEFORE INCOME TAXES                                                           (3,499)         (2,006)

INCOME TAX BENEFIT                                                                   (875)           (542)
                                                                                 --------        --------

NET LOSS                                                                         $ (2,624)       $ (1,464)
                                                                                 =========       =========

LOSS PER SHARE:
   Basic                                                                         $   (.22)       $   (.13)
                                                                                 =========       =========

   Diluted*                                                                      $   (.22)       $   (.13)
                                                                                 =========       =========

NUMBER OF SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
   Basic                                                                           11,737          11,699
                                                                                   ======          ======

   Diluted*                                                                        11,737          11,699
                                                                                   ======          ======

DIVIDENDS                                                                            NONE            NONE
                                                                                     ====            ====

      *The effect of the assumed exercise of outstanding stock options and warrants for the three months ended March 31, 2000 and March 31, 1999 is antidilutive and therefore is not reflected in the diluted loss per share.

The attached notes are made a part hereof.
RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                        ------------------------
                                                                                          2000            1999
                                                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $ (2,624)       $ (1,464)
                                                                                        --------        --------

   Adjustments to reconcile results of operations
   to net cash provided by operating activities:
      Depreciation                                                                         2,105           2,231
      Amortization of intangibles                                                          1,202             814
      Amortization of debt discount costs                                                    290              82
      Deferred income taxes                                                                   40             551
      Change in asset and liability accounts:
         Accounts receivable                                                              59,497          43,563
         Inventory                                                                        (3,297)          1,882
         Prepaid and refundable income taxes                                              (1,049)         (2,495)
         Prepaid expenses and other current assets                                         1,816          (2,830)
         Other assets                                                                        195             (92)
         Accounts payable and accrued expenses                                           (25,226)        (30,960)
         Income taxes payable                                                               (652)            471
         Other noncurrent liabilities                                                       (122)             27
                                                                                        --------        --------

             TOTAL ADJUSTMENTS                                                            34,799          13,244
                                                                                        --------        --------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                    32,175          11,780
                                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                                  (22)            (32)
   Expenditures for property and equipment                                                (1,156)         (1,976)
                                                                                        --------        --------

             NET CASH USED FOR INVESTING ACTIVITIES                                       (1,178)         (2,008)
                                                                                        --------        --------

(Continued)

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                         Three Months Ended
                                                                                                March 31,
                                                                                       -----------------------
                                                                                         2000            1999
                                                                                       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit agreements
      and other bank debt                                                              $(27,000)       $(31,526)
   Repayment of long-term bank borrowings                                                  (168)         (2,336)
   Payment of debt financing costs                                                          (56)         (1,771)
   Proceeds from exercise of stock options                                                   43              12
   Proceeds from sale of senior subordinated notes                                                       35,000
   Purchase of treasury stock                                                                                (5)
                                                                                       --------        --------

           NET CASH USED FOR FINANCING ACTIVITIES                                       (27,181)           (626)
                                                                                       --------        --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH                                                                                 (309)           (439)
                                                                                       ---------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 3,507           8,707

CASH AND CASH EQUIVALENTS - JANUARY 1                                                    21,650          21,385
                                                                                       --------        --------

CASH AND CASH EQUIVALENTS - MARCH 31                                                   $ 25,157        $ 30,092
                                                                                       ========        ========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                       $  8,202        $  4,661
                                                                                       ========        ========
   Income taxes paid                                                                   $    849        $    136
                                                                                       ========        =========
Noncash activities:

In connection with the sale of $35 million of senior subordinated notes in February 1999, the Company issued 310,000 common stock purchase warrants valued at approximately $2,490,000.

The attached notes are made a part hereof.
RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

NOTE A	-

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1999, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

NOTE C	-	Inventory as of March 31, 2000 is comprised of:

Raw materials and work-in-process	$ 24,777
Finished goods	101,354
Merchandise in-transit	17,637

T o t a l	143,768

NOTE D	-	Total comprehensive income is summarized as follows:
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           2000          1999
                                                      -------------   ----------
    Net loss                                             $(2,624)      $(1,464)
    Other comprehensive loss - foreign
       currency transaction adjustments (net
       of income tax effect)                              (1,350)       (2,493)
                                                          ------        ------

          Total comprehensive loss                       $(3,974)      $(3,957)
                                                         =======       =======
RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

NOTE E   -   The following table presents certain operating segment information for each of the three month periods ended March 31, 2000 and 1999:

                                                          Video and       Consumer
                                           Recoton        Computer       Electronics
                                            Audio           Game         Accessories      Unallocated
                                           Business       Business        Business        Corporate       Total
                                           --------       --------        ---------       ---------       -----

            2000:
            ----

               Net sales:
                  External customers        $56,160       $36,830         $52,473           $-          $145,463
                  Intersegment                  290         1,797              55            -             2,142

               Income (loss) before
                  income taxes                2,526        (3,982)          5,784         (7,827)         (3,499)

             1999:
             ----

               Net sales:
                  External customers        $47,541       $50,012         $46,353           $-          $143,906
                  Intersegment                1,067         6,509             131            -             7,707

               Income (loss) before
                  income taxes               (4,585)        3,770           4,068         (5,259)         (2,006)
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Recoton Corporation is a global leader in the development, manufacturing and marketing of branded home and mobile audio products, video and computer game accessories and other consumer electronic accessories for aftermarket use by consumers. The Company's diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz (MHz) wireless technology headphones and speakers. The Company's products are sold under various brand names including AAMP, Advent, Ambico, AR/Acoustic Research, Discwasher, GameShark, Heco, InterAct, Jensen, Linear Research, MacAudio, Magnat, NHT(Now Hear This), Parsec, Performance, Peripheral, Phase Linear, Recoton, Ross, SoundQuest, and Stinger and certain products are licensed to be sold under the names Barbie, Nintendo 64, Rolling Stone, Sega Dreamcast, Sony Playstation and Sprint.

     The Company classifies its business into three principal segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs and certain amortization of financing costs have been allocated to each segment on the basis used for internal management decision-making purposes.

     The Company operates its business under three segments as follows:

o

Recoton Audio Business. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio products and certain video products. Products for the home, sold under the Advent, AR/Acoustic Research, Jensen and NHT/(Now Hear This) brand names in the United States and under the Magnat and Heco brand names in Europe, include state-of-the-art designed high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Advent, Jensen, Linear Research, RoadGear and Phase Linear brand names in the United States and Magnat, MacAudio and Jensen brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. For the three months ended March 31, 2000, approximately 39% of the Company's revenues were from sales by this segment.

o

Video and Computer Game Business. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments, InterAct Accessories, Inc., the Company's distributor of computer and video game accessories in the United States, and the video game business segment of Recoton Canada Ltd., that distributes computer and video games accessories in Canada which was, prior to 2000, part of the consumer electronic accessories business. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels and other accessories, including the Company's popular GameShark, a device which assists game players to improve their play. Certain products are also sold under the Sony, Nintendo, Sega and Barbie brand names under licensing arrangements. For the three months ended March 31, 2000, approximately 25% of the Company's revenues were from sales by this segment.

o

Consumer Electronics Accessories Business. This segment consists of the Recoton Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and the accessories segment of Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including AAMP, Advent, Ambico, Discwasher, Jensen, Parsec, Recoton, RoadGear and Stinger and, under licenses, Sprint for telephone accessories and Rolling Stone for music storage. For the three months ended March 31, 2000, approximately 36% of the Company's revenues were from sales by this segment.

Results Of Operations

Comparison for the Quarters Ended March 31, 2000 and 1999 (certain reclassifications of prior period amounts have been made to conform to the 2000 classifications

     The following table presents certain operating segment information for the quarters ended March 31 (further discussed in Note E to the Notes to Condensed Consolidated Financial Statements):

(IN MILLIONS)

                                                      Video and           Consumer
                                     Recoton           Computer         Electronics
                                      Audio             Game            Accessories
2000                                Business          Business            Business
------------------                  --------          --------          -----------
Net sales...................        $  56.2            $ 36.8             $  52.5
Gross profit................           18.2              12.3                22.4
Income (loss) before
   income taxes and
   unallocated expenses                 2.5              (4.0)                5.8

1999
----
Net sales...................         $ 47.5            $ 50.0             $  46.4
Gross profit................           14.4              22.9                18.6
Income (loss) before
  income taxes and
  unallocated expenses .....           (4.6)              3.8                 4.1

     The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among subsidiaries for decision-making purposes.

     Net sales for the first quarter of 2000 totaled $145.5 million, up approximately $1.6 million or 1.1% from the $143.9 million reported in the first quarter of 1999. Sales by segment were as follows:

o

Net sales for the Recoton audio business in the first quarter of 2000 were $56.2 million, an increase of 18.1% compared to $47.5 million in the first quarter of 1999. This increase was primarily due to the sale of additional mobile audio products to existing customers and greater demand for the segment’s products by consumers.

o

Net sales for the video and computer game business in the first quarter of 2000 were $36.8 million, a decrease of 26.4% from $50.0 million in the first quarter of 1999. This decrease was primarily attributable to declining demand for the current game platform accessories as Nintendo, Sony and Microsoft are expected to introduce a new generation of game platforms in 2000 and 2001.

o

Net sales for the consumer electronics accessory business in the first quarter of 2000 were $52.5 million, an increase of 13.2% compared to $46.4 million in the first quarter of 1999. This was mainly due to increased sales of Advent and Jensen 900 MHz wireless headphone and speaker products, the Company’s licensed Sprint brand of telephone accessories and new digital product introductions.

     Gross margin decreased to 36.4% in the first quarter of 2000 compared to 38.9% in the first quarter of 1999. The gross margin decrease was mainly due to decreased margins from the video and computer game business, which was partially offset by gross margin increases in the other segments. Gross margins by segment were as follows:

o

Gross margin for the Recoton audio business increased to 32.4% in the first quarter of 2000 from 30.3% in the first quarter of 1999. The increase was attributable to increased sales in the mobile division, the strategic plan initiatives of the Company’s European operation, including centralizing management and distribution in Germany and the consolidating or closing of under-performing divisions, and product mix. Additionally, strong relationships with key vendors have enabled the Company to reduce costs and increase margins on several new products.

o

Gross margin for the video and computer game business decreased to 33.4% in the first quarter of 2000 from 45.8% in the first quarter of 1999. The decrease was mainly attributable to the current transition of the industry as game platform manufacturers prepare for the introduction of a new generation of products.

o

Gross margin for the consumer electronics accessories business increased to 42.7% in the first quarter of 2000 from 40.1% in the first quarter of 1999. This increase was a result of lower purchasing costs and increased sales of Advent and Jensen 900 MHz wireless headphone and speaker products, the Company’s licensed Sprint brand of telephone accessories and new digital product introductions.

     Selling, general and administrative expenses decreased in the first quarter of 2000 by approximately $4.6 million to $47.8 million compared to $52.4 million in the first quarter of 1999 and decreased as a percentage of net sales to 32.9% in 2000 from 36.4% in 1999. These decreases were a result of the Company's strategic plan initiatives and decreased market development and promotional activities principally related to the video and computer game segment.

     Operating income in the first quarter of 2000 increased $1.6 million or 45.4% to $5.1 million from $3.5 million in the first quarter of 1999. The increase is mainly due to the Company's strategic plan initiatives resulting in a decrease in selling, general and administrative expenses.

     Interest expense (net of investment income) increased by $2.7 million to $8.1 million in the first quarter of 2000 compared to $5.4 million in the first quarter of 1999. This increase was primarily attributable to the issuance of $35 million of senior subordinated notes in February 1999 and increases in interest rates following the restructuring of debt in September 1999. In February 2000, the Company signed a commitment letter with Heller Financial that, if consummated, will replace a substantial portion of the Company's debt and provide the Company with reduced interest rates, longer term financing and increased liquidity.

     Amortization of financing costs increased to $507,000 in the first quarter of 2000 compared to $160,000 in the first quarter of 1999 which was attributable to the issuance of the senior subordinated notes and the debt restructuring.

     On a consolidated basis, the loss before income taxes in the first quarter of 2000 was $3.5 million compared to loss before income taxes of $2.0 million reported for the first quarter of 1999. This was mainly due to increased interest expense and losses in the video and computer game business, which was caused by the general transition of the industry to new gaming platforms, which were partially offset by increases in income in the other segments.

     The following is a discussion of income or loss on a segment basis defined as the results before income taxes and unallocated expenses (which expenses consists primarily of interest and certain amortization of financing costs):

o

In the first quarter of 2000, the income before income taxes and unallocated expenses for the Recoton audio business was $2.5 million compared to a loss before income taxes of $4.6 million in the first quarter of 1999. In addition to the effect of higher gross margins, these results also reflect a substantial improvement in the U.S. home audio division in the first quarter of 2000, which had a loss before income taxes of $239,000 for the first quarter of 2000 compared to a loss before income taxes of $2.6 million for the first quarter of 1999.

o

In the first quarter of 2000, loss before income taxes and unallocated expenses for the video and computer game business was $4.0 million compared to income before income taxes of $3.8 million in the first quarter of 1999. This was primarily due to the decrease in sales and gross margin as a result of the current transition of the video game industry to new gaming platforms.

o

Income before income taxes and unallocated expenses for the consumer electronics accessories business was $5.8 in the first quarter of 2000, compared to income before income taxes of $4.1 million in the first quarter of 1999. The increase was attributable to an increase in sales and gross margin percentage and reduced operating expenses as a result of the Company’s strategic plan initiatives.

     In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which are currently subject to a 50% tax holiday, which expires at the end of the current year. The Company's effective income tax rate is dependant on the mix of foreign and domestic earnings and any additional U.S. income taxes on unremitted Asian retained earnings at March 31, 2000 which would be payable in the periods any intercompany dividends are declared. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The Company's income tax credit for the first quarter of 2000 is based on a 25% estimated effective annual income tax rate for 2000. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. This resulted in a net income tax credit of $875,000 for the three months ended March 31, 2000. For the three months ended March 31, 1999, the Company's income tax credit was based on a 27% estimated effective annual income tax rate.

     Comprehensive income is comprised of the net income or loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $1.3 million in the first quarter of 2000 and a negative $2.5 million in the first quarter of 1999) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe in the first quarter of 2000 and the first quarter of 1999, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss in the first quarter of 2000 and in the first quarter of 1999 were $4.0 million.

     In the first quarter of 2000, basic and diluted loss per share was $0.22 based on average outstanding shares of 11,737,000. In the first quarter of 1999, basic and diluted loss per share was $0.13 based on average outstanding shares of 11,699,000. The effect of the assumed exercise of outstanding stock options and warrants is antidilutive and therefore is not reflected in the loss per share amounts.

Impact of Inflation and Changing Prices

     The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations in 2000 and 1999 calendar year has been negligible.

Liquidity and Capital Resources

     Sources and Components of Working Capital. At March 31, 2000, the Company had cash and cash equivalents of $25.2 million compared to $21.6 million at December 31, 1999. At March 31, 2000, the Company had working capital of approximately $256.9 million as compared to approximately $272.2 million at December 31, 1999. The ratio of current assets to current liabilities was 4.41 to 1 at March 31, 2000 and 3.35 to 1 at December 31, 1999. The increase in the working capital ratio primarily results from accounts receivable collections, which were utilized to pay current liabilities. Trade receivables decreased $61.0 million to $140.1 million at March 31, 2000 as compared to $201.1 million at December 31, 1999. The decrease is the result of the Company's normal business cycle, where sales have traditionally been higher in the third and fourth quarters of each year. Inventories increased from December 31, 1999 levels by $2.8 million to $143.8 million at March 31, 2000. Accounts payable and accrued expenses decreased $25.3 million to $72.6 million at March 31, 2000, also as a result of the Company's normal business cycle. During the three months ended March 31, 2000, the Company repaid approximately $27 million which was outstanding under the new credit facility as at December 31, 1999, of which approximately $14.3 million was recorded as a current liability.

     Debt Restructuring. On September 8, 1999, the Company entered into a debt restructuring agreement which included the extension of its previous bank credit facilities, a shortening of the term of its adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which will become due on June 30, 2001. The financial covenants under the previous debt were reduced in number and significantly relaxed. Pursuant to the agreement, the Company granted the lenders and senior note holders collateral in substantially all the non-Asian assets of the Company. The interest rates on the Company's outstanding debt were increased, certain fees became payable and warrants to acquire common shares were granted. In February 2000, the Company signed a commitment letter with Heller Financial Inc. for a three-year senior credit facility for up to $270 million to replace a substantial portion of the Company's existing debt. If such refinancing occurs, the write off of certain deferred financing costs associated with the September 1999 debt restructuring will be accelerated and certain prepayment premiums on outstanding note obligations will become due. The amounts of such prepayment premiums depend on the treasury rates in effect at the time of such payment. The Company has recorded a liability for what it estimates to be a substantial portion of such prepayment premium. This facility, which remains subject to final due diligence, legal documentation and syndication, will, if consummated, provide the Company with enhanced liquidity, reduced interest expense and a solid financing base to support future operations.

     Current Sources of Credit. The Company currently has a multibank credit facility, entered into in January 1997 and modified several times with the most recent modification occurring with the debt restructuring in September 1999. The most recent modification froze the existing revolving credit facility at $74.6 million and combined three existing term loans with the revolving credit facility to create a total loan of $89.2 million with a due date of June 30, 2001. The facility has a $12.5 million letter of credit subfacility, of which $11.5 million was outstanding at March 31, 2000. In September 1999, the Company restructured the existing senior indebtedness and obtained an additional revolving credit facility of $50.0 million from certain existing lenders and noteholders, which is due June 30, 2001. In connection with these transactions, as described above, the interest rates on the previously outstanding debt were increased, certain fees were paid, warrants were issued and the loan covenants, as revised, were made applicable to all such senior indebtedness. There were no outstanding borrowings under the new credit facility and $5.4 million in letters of credit were outstanding at March 31, 2000. During the three months ended March 31, 2000, the Company repaid approximately $27 million which was outstanding under the new credit facility as at December 31, 1999. The outstanding letters of credit under both facilities as of March 31, 2000 include standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $6.2 million in letters of credit and $4.3 million in trust receipt loans were outstanding at March 31, 2000. The restructured loan under the original credit facility and the revolving loan under the new credit facility bear interest at the greater of prime or a federal funds rate plus 3.77% and 3.5%, respectively. As of March 31, 2000 these loans bore interest of 12.77% and 12.5%, respectively. At December 31, 1999, the outstanding borrowings under the new credit facility were $27.0 million and $5.4 million in letters of credit were outstanding. (See the discussion above regarding restructuring of this debt and the discussion below regarding the Company's outstanding notes and other borrowings.)

     In January 1997, the Company issued $75 million in principal amount of adjustable rate senior notes (the 1997 Notes), which were modified in September 1999, accelerating the maturity date to June 30, 2001 from January 6, 2007 and increasing the interest rate to 12.75% (9.75% from January 1, 1999 to the date of restructuring) per annum. In September 1998, the Company issued an additional $25 million in principal amount of 10-year senior notes (the 1998 Notes), which were also modified in September 1999 accelerating the maturity date to June 30, 2001 from September 1, 2008 and increasing the interest rate to 12.52% per annum (9.52% from January 1, 1999 to the date of restructuring). Additionally, as a result of the accelerated maturity the senior note holders are entitled to receive prepayment premiums when the debt is repaid, the present value of such premiums is approximately $6.0 million at March 31, 2000 based on interest rates currently in effect.

     In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes). The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility. The 1999 Notes are subject to required prepayment from the proceeds received by the Company from the sale of either equity interest or subordinated indebtedness. Interest was payable quarterly at 13.5% a year to November 4, 1999, increasing to 14.5% per annum from November 5, 1999 to February 4, 2000, then increasing to 15.0% per annum from February 5, 2000 to May 4, 2000, and then increasing to 15.5% per annum from and after May 5, 2000. Under the terms of the agreement, the Company issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with the September 1999 debt restructuring, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004.

     Recoton granted two mortgages on its Florida property to secure loans aggregating $2.4 million from one member of the multibank credit group, which are due in June and July 2001. Interest rates on such loans are 8.0% and 8.4%. In September 1999, the Company also granted an additional mortgage on such property to secure the other senior indebtedness.

     Additionally, the Company's German subsidiary has lines of credit primarily for import facilities and discounting of customer drafts of approximately $11.7 million with foreign banks. The banks have security interests to the extent of merchandise purchased under these lines and the amounts of customer drafts. As of March 31, 2000 approximately $207,000 of letters of credit and approximately $5.1 million discounted drafts were outstanding.

     Capital Expenditures. The Company is considering the purchase of additional computer hardware and software (including upgrades to the Company's management information system) to be used both in the United States and in its foreign locations but no commitments have been made.

     Foreign Operations. To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.79 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, there can be no assurance that these relationships will continue.

     The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $1.3 million for the three months ended March 31, 2000. During the three months ended March 31, 1999, the shareholders' equity was reduced by a foreign currency translation adjustment of approximately $2.5 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on results of operations but such adjustments serve to reduce the Company's tangible net worth which is required to be maintained at specified levels under financial covenants in loan and note purchase agreements.

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

Implications to the Company from the Adoption of a European Common Currency

     Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. For the three months ended March 31, 2000, approximately 11% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The Company does not believe that the adoption of a common currency will give any parties to material contracts with the Company the right to terminate or modify such contracts on the grounds of "frustration," "impossibility" or "impracticability". The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. For a further discussion of the implications on the Company regarding the adoption of a common European currency, see "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations," from the Company's form 10-K for the year ended December 31, 1999.

     In June 1998, the FASB issues SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In June 1999, the FASB issues SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 for the Company until 2001. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

     Approximately 61% of the Company's borrowings bear fixed interest rates. The borrowings under the revolving credit portion of the credit facilities bear various rates depending on changes in the prime rate.

     The Company has no significant foreign borrowings from third parties. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at March 31, 2000 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of $30 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

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

RECOTON CORPORATION

/s/ Stuart Mont Stuart Mont Executive Vice President-Operations and Chief Operating Officer

/s/ Arnold Kezsbom Arnold Kezsbom Senior Vice President-Finance, Treasurer and Chief Financial Officer

Dated:  May 12, 2000

Exhibit Index