Form 10-Q
period 2000-06-30
RECOTON CORP
filed 2000-08-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer Identification No.)

2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,747,390 Common Shares, par value $.20 per share, as of August 9, 2000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               June 30,         December 31,
                                                           ----------------    --------------
                                         ASSETS                  2000               1999
                                         ------            ----------------   ---------------
                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $ 20,081            $ 21,650
   Accounts receivable (less allowance for doubtful
       accounts of $3,874 in 2000 and $4,716 in 1999)           119,289             201,079
   Inventories                                                  161,909             140,980
   Prepaid, refundable and deferred income taxes                 15,694              12,180
   Prepaid expenses and other current assets                     10,179              11,936
                                                                -------             -------

                  TOTAL CURRENT ASSETS                          327,152             387,825

PROPERTY AND EQUIPMENT, NET                                      35,716              37,192
TRADEMARKS AND PATENTS, NET                                       4,442               4,577
GOODWILL, NET                                                    33,803              34,941
DEFERRED INCOME TAXES                                            13,878              13,272
OTHER ASSETS                                                      6,625               7,520
                                                                -------             -------

                  TOTAL ASSETS                                 $421,616            $485,327
                                                                =======             =======

                                       LIABILITIES
                                       -----------

CURRENT LIABILITIES:
   Current portion of long-term debt                           $    297            $ 14,656
   Accounts payable                                              50,931              68,995
   Accrued expenses                                              18,862              28,891
   Income taxes payable                                           2,444               3,115
                                                                -------             -------

                  TOTAL CURRENT LIABILITIES                      72,534             115,657

LONG-TERM DEBT (less current portion above)                     223,427             235,739
OTHER LIABILITIES                                                11,988              13,009
                                                                -------             -------

                  TOTAL LIABILITIES                             307,949             364,405
                                                                -------             -------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                --                  --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 12,986,720 shares in
   2000 and 12,970,854 shares in 1999                             2,597               2,594
ADDITIONAL PAID-IN CAPITAL                                       85,385              85,316
RETAINED EARNINGS                                                41,641              47,058
ACCUMULATED OTHER COMPREHENSIVE INCOME                           (9,459)             (7,558)
                                                                -------             -------

                  TOTAL                                         120,164             127,410

TREASURY SHARES - 1,239,330 shares in 2000 and
   1,238,330 shares in 1999, at cost                             (6,497)             (6,488)
                                                                -------             -------

                  TOTAL SHAREHOLDERS' EQUITY                    113,667             120,922
                                                                -------             -------

                  TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                      $421,616            $485,327
                                                                =======             =======

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                        ------------------------    -----------------------
                                           2000         1999          2000           1999
                                        ----------   -----------    ----------     --------

NET SALES                               $136,678      $141,798      $282,141      $285,704
COST OF SALES                             84,729        92,480       177,262       180,478
                                         -------       -------       -------       -------

GROSS PROFIT                              51,949        49,318       104,879       105,226

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES               46,677        50,522        94,462       102,892
                                         -------       -------       -------       -------

OPERATING INCOME (LOSS)                    5,272        (1,204)       10,417         2,334

OTHER (INCOME) EXPENSES:
   Interest expense                        8,917         6,049        17,311        11,601
   Amortization of financing costs           563           214         1,070           374
   Investment income                        (292)         (218)         (549)         (386)
                                         -------       -------       -------       -------

LOSS BEFORE INCOME TAXES                  (3,916)       (7,249)       (7,415)       (9,255)

INCOME TAX PROVISION (BENEFIT)            (1,123)          542        (1,998)           --
                                          ------        ------        ------        ------

NET LOSS                                 $(2,793)      $(7,791)      $(5,417)      $(9,255)
                                          ======        ======        ======         =====

LOSS PER SHARE:
   Basic                                   $(.24)        $(.67)        $(.46)        $(.79)
                                            ====          ====          ====          ====

   Diluted*                                $(.24)        $(.67)        $(.46)        $(.79)
                                            ====          ====          ====          ====

NUMBER OF SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
   Basic                                  11,744        11,710        11,741        11,705
                                          ======        ======        ======        ======

   Diluted*                               11,744        11,710        11,741        11,705
                                          ======        ======        ======        ======

DIVIDENDS                                   NONE          NONE          NONE          NONE
                                            ====          ====          ====          ====
*The effect of the assumed exercise of outstanding stock options and warrants for the three and six months ended June 30, 2000 and June 30, 1999 is antidilutive and therefore is not reflected in the diluted loss per share.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                        2000         1999
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(5,417)     $(9,255)
                                                                       ------       ------

   Adjustments to reconcile results of operations
   to net cash provided by operating activities:
      Depreciation                                                      4,451        4,628
      Amortization of intangibles                                       2,455        1,751
      Amortization of debt discount costs                                 580          208
      Deferred income taxes                                              (375)        (940)
      Change in asset and liability accounts:
         Accounts receivable                                           79,703       40,398
         Inventory                                                    (21,493)     (15,590)
         Prepaid and refundable income taxes                             (884)      (1,397)
         Prepaid expenses and other current assets                       (563)      (3,690)
         Other assets                                                      84          (13)
         Accounts payable and accrued expenses                        (28,579)      (9,093)
         Income taxes payable                                            (556)      (1,157)
         Other noncurrent liabilities                                     226          (69)
                                                                      -------      -------

             TOTAL ADJUSTMENTS                                         35,049       15,036
                                                                      -------      -------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                 29,632        5,781
                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                              (129)        (180)
   Expenditures for property and equipment                             (3,104)      (3,862)
                                                                      -------      -------

             NET CASH USED FOR INVESTING ACTIVITIES                    (3,233)      (4,042)
                                                                      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit agreements
      and other bank debt                                             (27,000)     (32,524)
   Proceeds from sale of senior subordinated notes                      --          35,000
   Repayment of long-term bank borrowings                                (248)      (4,676)
   Payment of debt financing costs                                       (321)      (1,786)
   Proceeds from exercise of stock options                                 63          161
   Purchase of treasury stock                                           --              (7)
                                                                      -------      -------

           NET CASH USED FOR FINANCING ACTIVITIES                     (27,506)      (3,832)
                                                                    --------     --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH                                                               (462)        (833)
                                                                    --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,569)      (2,926)

CASH AND CASH EQUIVALENTS - JANUARY 1                                  21,650       21,385
                                                                     --------     --------

CASH AND CASH EQUIVALENTS - JUNE 30                                  $ 20,081     $ 18,459
                                                                      =======       ======

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                     $ 16,418     $ 10,621
                                                                      =======      =======

   Income taxes paid                                                 $  1,212     $  3,328
                                                                      =======       =======

Noncash activities:

In connection with the sale of $35 million of senior subordinated notes in February 1999, the Company issued 310,000 common stock purchase warrants valued at approximately $2,490,000.

In connection with the exercise of incentive stock options in 2000, 8,000 shares of common stock were issued in exchange for 1,000 shares of previously issued common stock with a market value of $9,000.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

NOTE A -	The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1999, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

Certain reclassifications of prior period amounts have been made to conform to current period classifications.

NOTE B -	The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company's sale and earnings have been higher in the second half of each year.

NOTE C -	Inventory at June 30, 2000 is comprised of:

Raw materials and work-in-process Finished goods Merchandise in-transit T o t a l	$ 26,158 114,652 21,099 $161,909 =======

NOTE D -	The noncurrent portion of long-term debt at June 30, 2000 includes $189,211 scheduled to mature on June 30, 2001, which is payable on July 2, 2001. The Company anticipates closing on a new, three year $275 million credit facility during the third quarter of 2000, a portion of which would be used to refinance all of the debt maturing in 2001.

NOTE E -	Total comprehensive loss is summarized as follows:

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             ----------------------     ---------------------
                                                2000        1999           2000      1999
                                             -----------  ---------     --------- -----------

         Net loss                            $(2,793)     $(7,791)       $(5,417) $  (9,255)
         Other comprehensive
           loss - foreign currency
           translation adjustments
           (net of income tax effect)           (551)      (1,175)        (1,901)    (3,668)
                                              ------       ------         ------     ------

            Total comprehensive loss         $(3,344)     $(8,966)       $(7,318)  $(12,923)
                                              ======       ======         ======    =======
NOTE F -	The following table presents certain operating segment information for each of the six and three month periods ended June 30, 2000 and June 30, 1999:

                                       Recoton     Video and       Consumer
                                       Audio       Computer        Electronics Unallocated
                                       Business    Game Business   Business    Corporate     Total
                                       --------    -------------   ----------- ----------    -----

           Six Months Ended
           ----------------
           June 30, 2000:
           -------------

             Net sales:
                External customers       $114,273    $ 64,010        $103,858    $    --    $282,141
                Intersegment                  407       3,413              55         --       3,875

             Income (loss) before
                income taxes                7,288      (9,144)         11,808    (17,367)     (7,415)

           Six Months Ended
           ----------------
           June 30, 1999:
           -------------

             Net sales:
                External customers       $114,325     $79,883        $ 91,496     $   --    $285,704
                Intersegment                1,128      10,448             277         --      11,853

             Income (loss) before
                income taxes               (3,617)        386           5,464    (11,488)     (9,255)

           Three Months Ended
           ------------------
           June 30, 2000:
           -------------

             Net sales:
                External customers       $ 58,113     $27,180        $ 51,385      $  --    $136,678
                Intersegment                  117       1,616              --         --       1,733

             Income (loss) before
                income taxes                4,762      (5,162)          6,024     (9,540)     (3,916)

           Three Months Ended
           ------------------
           June 30, 1999:
           -------------

             Net sales:
                External customers       $ 66,784     $29,871        $ 45,143     $   --    $141,798
                Intersegment                   61       3,939             146         --       4,146

             Income (loss) before
                income taxes                  968      (3,384)          1,396     (6,229)     (7,249)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          Recoton Corporation is a global leader in the development, manufacturing and marketing of branded home and mobile audio products, video and computer game accessories, satellite and digital accessories and other consumer electronic accessories for aftermarket use by consumers. The Company's diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone, music and video game products and 900 Megahertz (MHz) wireless technology headphones and speakers. The Company's products are sold under various brand names including Jensen, InterAct, GameShark, Recoton, Advent, AR/Acoustic Research, Stinger, Discwasher, NHT (Now Hear This), Magnat, Ambico, Parsec, Performance, MacAudio, Ross, Phase Linear, AAMP, SoundQuest, Linear Research, Heco and Peripheral.

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

           The Company operates its business under three segments as follows:

o	Recoton Audio Business. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT/(Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art designed high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. For the six months ended June 30, 2000, approximately 40% of the Company's revenues were from sales by this segment. For the six months ended June 30, 1999, approximately 40% of the Company's revenues were from sales by this segment.

o	Video and Computer Game Business. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments; InterAct Accessories, Inc., the Company's distributor of computer and video game accessories in the United States; and the video game business segment of Recoton Canada Ltd., that distributes computer and video games accessories in Canada which was, prior to 2000, part of the consumer electronic accessories business. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, including the Company's popular GameShark, a device which assists game players to improve their play. For the six months ended June 30, 2000, approximately 23% of the Company's revenues were from sales by this segment. For the six months ended June 30, 1999, approximately 28% of the Company's revenues were from sales by this segment.

o	Consumer Electronics Accessories Business. This segment consists of the Recoton Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and the accessories segment of Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, Recoton, Discwasher, Stinger, Parsec, Ambico, AAMP and RoadGear and, under license, Sprint for telephone accessories. For the six months ended June 30, 2000, approximately 37% of the Company's revenues were from sales by this segment. For the six months ended June 30, 1999, approximately 32% of the Company's revenues were from sales by this segment.

Results Of Operations

Comparison for the Quarters Ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000 and 1999 (certain reclassifications of prior period amounts have been made to conform to the 2000 classifications)

          The following table presents certain operating segment information for the indicated three months ended June 30 (further discussed in Note F of the Notes to Condensed Consolidated Financial Statements):

(IN MILLIONS)

                                                     Video and        Consumer
                                    Recoton          Computer         Electronics
                                    Audio            Game             Accessories
2000                                Business         Business         Business
----                                --------         ---------        -----------

Net sales...................          $58.1            $27.2             $51.4
Gross profit................           20.9              8.2              22.8
Income (loss) before
   income taxes and
   unallocated expenses.....            4.8             (5.2)              6.0

1999
----
Net sales...................          $66.8            $29.9             $45.1
Gross profit................           18.6             12.7              18.0
Income (loss) before
  income taxes and
  unallocated expenses......            1.0             (3.4)              1.4

          The following table presents certain operating segment information for the indicated six months ended June 30 (further discussed in Note F of the Notes to Condensed Consolidated Financial Statements):

(IN MILLIONS)

                                                     Video and         Consumer
                                    Recoton          Computer          Electronics
                                    Audio            Game              Accessories
2000                                Business         Business          Business
------                              --------         --------          --------

Net sales...................         $114.3            $64.0            $103.8
Gross profit................           39.1             20.6              45.2
Income (loss) before
   income taxes and
   unallocated expenses.....            7.3             (9.1)             11.8

1999
----
Net sales....................        $114.3            $79.9             $91.5
Gross profit.................          33.0             35.5              36.7
Income (loss) before
  income taxes and
  unallocated expenses........         (3.6)             0.4               5.5

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

           Net sales for the quarter ended June 30, 2000 totaled $136.7 million, down approximately $5.1 million or 3.6% from the sales for the quarter ended June 30, 1999 of $141.8 million. Net sales for the six months ended June 30, 2000 totaled $282.1 million, down $3.6 million or 1.2% from the $285.7 million in sales reported for the six months ended June 30, 1999. This is primarily due to lower sales of the Company's video gaming products together with the elimination of poorly performing divisions and product lines. Sales by segment were as follows:

o	Net sales for the Recoton audio business in the second quarter of 2000 were $58.1 million, a decrease of 13.0% compared to $66.8 million for the same period in 1999. Sales for the six months ended June 30, 2000 and June 30, 1999 were $114.3 million. The reduction is primarily due to decreased sales in the Company's European divisions due to the consolidation and closing of under-performing product lines partially offset by increased sales in the Company's mobile audio products and home speaker products.

o	Net sales for the video and computer game business for the second quarter of 2000 were $27.2 million, a decrease of 9.0% compared to $29.9 for the same period. Sales for the six months ended June 30, 2000 were $64.0 million, a decrease of 19.9%, compared to $79.9 million for the same period in 1999. These decreases are primarily attributable to declining demand for the current game platforms and accessories in anticipation of Sony, Nintendo and Microsoft expected introductions of a new generation of game platforms in late 2000 and 2001.

o	Net sales for the consumer electronics accessory business for the second quarter of 2000 were $51.4 million, an increase of 13.8% compared to $45.1 million for the second quarter of 1999. Sales for the six months ended June 30, 2000 were $103.8 million, an increase of 13.5% compared to $91.5 million for the same period in 1999. These increases are primarily due to increased sales of 900 MHz wireless headphones and speakers, digitally compatible products and car audio accessories.

          Gross profit for the second quarter of 2000 increased to $51.9 million from $49.3 million for the same period in 1999 and gross margin increased to 38.0% for the second quarter of 2000 compared 34.8% in the same period in 1999. The gross margin increase was mainly due to increased margins from the audio and accessories division, which was partially offset by gross margin decreases in the video and computer game business. Gross profit for the six months ended June 30, 2000 decreased to $104.9 million from $105.2 million but gross margin increased to 37.2% in 2000 compared to 36.8% in 1999. Gross margins by segment were as follows:

o	Gross margin for the Recoton audio business increased to 36.0% for the quarter ended June 30, 2000 from 27.9% for the quarter ended June 30, 1999 and increased to 34.3% for the six months ended June 30, 2000 from 28.9% for the six months ended June 30, 1999. These increases are mainly due to the introduction of higher margin products, which continue to gain increased dealer acceptance.

o	Gross margin for the video and computer game business decreased to 30.4% for the quarter ended June 30, 2000 from 42.5% for the quarter ended June 30, 1999 and decreased to 32.2% for the six months ended June 30, 2000 from 44.5% for the six months ended June 30, 1999. This is primarily due to decreased sales and the competitive environment as dealers clear out older products and consumers delay their purchases of video game products and accessories while awaiting the introduction of new game platforms expected to start in October 2000.

o	Gross margin for the consumer electronics accessories business increased to 44.4% for the quarter ended June 30, 2000 from 39.9% for the quarter ended June 30, 1999 and increased to 43.5% for the six month ended June 30, 2000 from 40.1% for the six months ended June 30, 1999. This is mainly due to the increased sales of 900 MHz wireless headphones and speakers, digitally compatible products and car audio accessories, which have higher gross margins.

           Selling, general and administrative expenses decreased for the second quarter of 2000 by approximately $3.8 million to $46.7 million compared to $50.5 million for the second quarter of 1999 and decreased as a percent of net sales to 34.2% in the second quarter of 2000 from 35.6% in the second quarter of 1999. For the six months ended June 30, 2000, selling, general and administrative expenses decreased to $94.5 million compared to $102.9 million for the same period in 1999 and decreased as a percent of sales to 33.5% in 2000 from 36.0% in 1999. These decreases are mainly due to cost savings and initiatives outlined in the Company's strategic business plan initiated in the second half of 1999.

           Operating income for the second quarter of 2000 improved $6.5 million to $5.3 million from an operating loss of $1.2 million for the second quarter of 1999. For the six months ended June 30, 2000 operating income was $10.4 million compared to $2.3 million for the same period in 1999. This is mainly due to increased sales by the audio and accessories segments, higher gross margins in these segments and reduced selling, general and administrative expenses as a result of the Company's strategic business plan.

           Interest expense (net of investment income) increased by $2.8 million to $8.6 million for the second quarter of 2000 compared to the same period in 1999 and by $5.5 million to $16.8 million for the six months ended June 30, 2000 compared to the same period in 1999. The increase was primarily attributable to increases in interest rates following the restructuring of the Company's debt in September 1999 as well as increases in the federal discount rate, which affected the Company's variable rate debt. The Company is in the process of finalizing its new three-year senior credit facility for up to $275 million to replace all of the Company's existing senior debt. This facility, which remains subject to final due diligence, legal documentation and syndication, should, when consummated, provide the Company with enhanced liquidity, reduced interest expense and a solid financing base to support its future. Management expects that this agreement will be finalized during the third quarter of 2000.

           Amortization of financing costs increased to $563,000 for the second quarter of 2000 compared to $214,000 for the second quarter of 1999 and increased to $1.1 million for the six months ended June 30, 2000 compared to $374,000 for the same period in 1999. This was mainly attributable to the debt restructuring in September 1999.

           On a consolidated basis, the loss before income taxes for the second quarter of 2000 was $3.9 million compared to a loss before income taxes of $7.2 million reported for the same period in 1999. For the six months ended June 30, 2000 the loss before income taxes was $7.4 million compared to a loss before income taxes of $9.3 million reported for the same period in 1999.

           The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consists primarily of interest and certain amortization of financing costs):

o	Income before income taxes and unallocated expenses for the Recoton audio business was $4.8 million and $1.0 million in the second quarters of 2000 and 1999, respectively. For the six months ended June 30, 2000 income before income taxes and unallocated expenses was $7.3 million compared to a loss before income taxes and unallocated expenses of $3.6 million for the six months ended June 30, 1999. The turnaround in the audio segment is mainly due to the initiatives outlined in the Company's strategic plan, which consolidated the North American home audio division into the car audio group, moved the Company's European distribution center into Germany and eliminated poorly performing product lines in Italy. This, together with the introduction of new products including car and marine receivers, speakers, and amplifiers, resulted in the positive effect on the operating results of this segment.

o	The loss before income taxes and unallocated expenses for the video and computer game business was $5.2 million and $3.4 million for the second quarters of 2000 and 1999, respectively. For the six months ended June 30, 2000 the loss before income taxes and unallocated expenses was $9.1 million compared to income before income taxes and unallocated expenses of $0.4 million for the six months ended June 30, 1999. This is mainly due to a decrease in sales as consumers wait for the introduction of new game platforms expected to be released starting in October 2000.

o	Income before income taxes and unallocated expenses for the consumer electronics accessories business was $6.0 million and $1.4 million for the second quarters of 2000 and 1999, respectively. Income before income taxes and unallocated expenses was $11.8 million and $5.5 million for the six months ended June 30, 2000 and 1999, respectively. This is mainly due to strategic cost savings, higher gross margin and the strong sales of 900 MHz wireless headphones and speakers, digitally compatible products and car audio accessories.

           In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which are currently subject to a 50% tax holiday which expires at the end of the current year. The Company's effective income tax rate is dependant on the mix of foreign and domestic earnings and any additional U.S. income taxes on unremitted Asian retained earnings at June 30, 2000 which would be payable in the periods any intercompany dividends are declared. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The Company's income tax credit for the first six months of 2000 is based on a 27% estimated effective annual income tax rate for 2000. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. This resulted in a net income tax credit of $2.0 million for the six months ended June 30, 2000. As a result of the losses incurred for the six months ended June 30, 1999, the Company reversed and charged to operations the $542,000 income tax benefit recorded in the first quarter of 1999 and did not record an income tax benefit for six months ended June 30, 1999.

           Comprehensive loss is comprised of the net loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $1.9 million for the six months ended June 30, 2000 and a negative $3.7 million for the six months ended June 30, 1999) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe in the six months ended June 30, 2000 and the six months ended June 30, 1999, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss in the six months ended June 30, 2000 was $7.3 million and in the six months ended June 30, 1999 was $12.9 million. Comprehensive loss for the quarter ended June 30, 2000 was $3.3 million as compared to comprehensive loss of $9.0 million for the quarter ended June 30, 1999.

           For the second quarter of 2000, basic and diluted loss per share was $0.24 based on average outstanding shares of 11,744,000. For the second quarter of 1999, basic and diluted loss per share was $0.67 based on average outstanding shares of 11,710,000. For the six months ended June 30, 2000, basic and diluted loss per share was $0.46 based on average outstanding shares of 11,741,000. For the six months ended June 30 1999, basic and diluted loss per share was $0.79 (which included an $0.11 per share one-time charge associated with the shut down of the Company's amplifier manufacturing division in the first quarter of 1999) based on average outstanding shares of 11,705,000. The effect of the assumed exercise of outstanding stock options and warrants is antidilutive and therefore is not reflected in the loss per share amounts.

Impact of Inflation and Changing Prices

           The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the six months ended June 30, 2000 and 1999 has been negligible.

Liquidity and Capital Resources

          Sources and Components of Working Capital. At June 30, 2000, the Company had cash and cash equivalents of $20.1 million compared to $21.7 million at December 31, 1999. At June 30, 2000, the Company had working capital of approximately $254.6 million as compared to approximately $272.2 million at December 31, 1999. The ratio of current assets to current liabilities was 4.51 to 1 at June 30, 2000 and 3.35 to 1 at December 31, 1999. The increase in the working capital ratio primarily results from accounts receivable collections, which were utilized to pay current liabilities. Trade receivables decreased $81.8 million to $119.3 million at June 30, 2000 as compared to $201.1 million at December 31, 1999. The decrease is the result of the Company's normal business cycle, where sales have traditionally been higher in the third and fourth quarters of each year. Inventories increased from December 31, 1999 levels by $20.9 million to $161.9 million at June 30, 2000, which reflects the commencement of inventory buildup for the third and fourth quarter sales period. Accounts payable and accrued expenses decreased $28.1 million to $69.8 million at June 30, 2000, also as a result of the Company's normal business cycle. During first quarter of 2000, the Company repaid approximately $27 million, which was outstanding under the new credit facility as at December 31, 1999, of which approximately $14.3 million was recorded as a current liability.

           Debt Restructuring. On September 8, 1999, the Company entered into a debt restructuring agreement which included the extension of its previous bank credit facilities, a shortening of the term of its adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which will become payable on July 2, 2001. The financial covenants under the previous debt were reduced in number and significantly relaxed. Pursuant to the agreement, the Company granted the lenders and senior note holders collateral in substantially all the non-Asian assets of the Company. The interest rates on the Company's outstanding debt were increased, certain fees became payable and warrants to acquire common shares were granted. The Company is in the process of finalizing new three-year senior credit facilities for up to $275 million to replace all of the Company's existing senior debt. If such refinancing occurs, the write off of certain deferred financing costs associated with the September 1999 debt restructuring will be accelerated and certain prepayment premiums on outstanding note obligations will become due. The amounts of such prepayment premiums depend on the treasury rates in effect at the time of such payment. The Company has recorded a liability for what it estimates to be a substantial portion of such prepayment premium. This new facility, which remains subject to final due diligence, legal documentation and syndication, should, when consummated, provide the Company with enhanced liquidity, reduced interest expense and a solid financing base to support future operations.

          Current Sources of Credit. The Company currently has a multibank credit facility, entered into in January 1997 and modified several times with the most recent modification occurring with the debt restructuring in September 1999 as noted above. The most recent modification froze the existing revolving credit facility at $74.6 million and combined three existing term loans with the revolving credit facility to create a total loan of $89.2 million with a payable date of July 2, 2001. The facility has a $12.5 million letter of credit subfacility, of which $11.7 million was outstanding at June 30, 2000. In connection with the September 1999 restructuring of the senior indebtedness, the Company obtained an additional revolving credit facility of $50.0 million from certain existing lenders and noteholders, which is also payable July 2, 2001. In connection with these transactions, as described above, the interest rates on the previously outstanding debt were increased, certain fees were paid, warrants were issued and the loan covenants, as revised, were made applicable to all such senior indebtedness. There were no outstanding borrowings under the new credit facility and $5.4 million in letters of credit were outstanding at June 30, 2000. During the first quarter of 2000, the Company repaid approximately $27 million which was outstanding under the new credit facility as at December 31, 1999. The outstanding letters of credit under both facilities as of June 30, 2000 include standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $6.6 million in letters of credit and $3.6 million in trust receipt loans were outstanding at June 30, 2000. The restructured loan under the original credit facility and the revolving loan under the new credit facility bear interest at the greater of prime or a federal funds rate plus 3.77% and 3.5%, respectively. As of June 30, 2000 these loans bore interest of 13.27% and 13.0%, respectively. At December 31, 1999, the outstanding borrowings under the new credit facility were $27.0 million and $6.2 million in letters of credit were outstanding. (See the discussion above regarding restructuring of this debt and the discussion below regarding the Company's outstanding notes and other borrowings.)

           In January 1997, the Company issued $75 million in principal amount of adjustable rate senior notes (the 1997 Notes), which were modified in September 1999, accelerating the maturity date to July 2, 2001 from January 6, 2007 and increasing the interest rate to 12.75% (9.75% from January 1, 1999 to the date of restructuring) per annum. In September 1998, the Company issued an additional $25 million in principal amount of 10-year senior notes (the 1998 Notes), which were also modified in September 1999 to accelerate the maturity date to July 2, 2001 from September 1, 2008 and increase the interest rate to 12.52% per annum (9.52% from January 1, 1999 to the date of restructuring). Additionally, as a result of the accelerated maturity, the senior note holders are entitled to receive prepayment premiums when the debt is repaid; the present value of such premiums is approximately $6.4 million at June 30, 2000 based on interest rates currently in effect.

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

           Recoton granted two mortgages on its Florida property to secure loans aggregating $2.3 million from one member of the multibank credit group, which are due in July 2001. Interest rates on such loans are 8.0% and 8.4%. In September 1999, the Company also granted an additional mortgage on such property to secure the other senior indebtedness.

           Additionally, the Company's German subsidiary has lines of credit with foreign banks primarily for import facilities and discounting of customer drafts of approximately $10.3 million. The banks have security interests to the extent of merchandise purchased under these lines and the amounts of customer drafts. As of June 30, 2000 approximately $651,000 of letters of credit and approximately $2.0 million in discounted drafts were outstanding.

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

           The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $ 1.9 million for the six months ended June 30, 2000. During the six months ended June 30, 1999, the shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.7 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on results of operations but such adjustments serve to reduce the Company's tangible net worth which is required to be maintained at specified levels under financial covenants in loan and note purchase agreements.

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

Implications to the Company from the Adoption of a European Common Currency

           Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. For the six months ended June 30, 2000, approximately 11% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The Company does not believe that the adoption of a common currency will give any parties to material contracts with the Company the right to terminate or modify such contracts on the grounds of "frustration," "impossibility" or "impracticability". The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. For a further discussion of the implications on the Company regarding the adoption of a common European currency, see "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations," from the Company's Form 10-K for the year ended December 31, 1999. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 for the Company until 2001. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

           Approximately 61% of the Company's borrowings bear fixed interest rates. The borrowings under the revolving credit portion of the credit facilities bear various rates depending on changes in the prime rate.

           The Company has no significant foreign borrowings from third parties. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at June 30, 2000 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of $30 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, et. al. By complaint dated June 30, 2000 and received by Recoton Corporation on or about August 8, 2000, Recoton and 90 other manufacturers or sellers of electronic or semiconductor products were sued in the United States District Court for the District of Arizona (Civ 00-0660 PHX RCB) by Lemelson Medical Education & Research Foundation, Limited Partnership (the "Lemelson Foundation") for alleged violation of various patents claimed to be owned by the Lemelson Foundation related to machine vision and bar-code technology. The company understands that other suits have been commenced by the Lemelson Foundation for claimed infringement of these patents by over 500 other parties, many of which have been settled by agreements to pay royalties. The complaint seeks damages in an unstated amount, injunctive relief and attorneys fees, among other relief sought. The Company, along with other defendants in this and other actions (which include Lucent Technologies and Radio Shack), intends to vigorously defend against the action.

          Mateel Environmental Justice Foundation v. Sprint Communications, et. al. By complaint dated June 16, 2000, received by InterAct Accessories, Inc. on or about July 11, 2000, InterAct, four other named defendants (including Sprint Communications, Koss Corporation and Conair Corporation) and "Does 1 through 100" were sued in the Superior Court of California for the County of San Francisco (312962) for alleged violation of the California Safe Drinking Water Act (sometimes referred to as Proposition 65) requiring certain safety warnings to be given to California persons who handle or use chemicals "known to the state to cause cancer or reproductive toxicity." Warnings are not required if there is "no significant risk" from any exposure. The plaintiff alleges that exposure to wires or cables coated with polyvinyl chloride gives rise to exposure to lead actionable under Proposition 65 and other state statutes and seeks injunctive relief to compel any required disclosure to be made and civil penalties of $2,500 per day since at least December 16, 1995 for each individual exposed to PVC coated wires or cables. The Company, along with other defendants, intends to vigorously defend against the action.

Item 4.  Submission of Matters to a Vote of Security-Holders.

           The Annual Meeting of the Shareholders of the Corporation was held on June 7, 2000. Each of the four candidates for the position of director (Jerry Kalov, Ann R. Leven, Ronald E. McPherson and Peter Wish) were elected. The directors whose terms of office continued after the meeting were Robert L. Borchardt, George Calvi, Paul E. Feffer, Irwin Friedman, Joseph M. Idy, Joseph H. Massot and Stuart Mont.

           The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

           1. Director election:

Jerry Kalov

For: 10,034,722 Withhold Authority: 1,275,026

Ann E. Leven

For: 10,018,419 Withhold Authority: 1,291,379

Ronald E. McPherson

For: 10,016,837 Withhold Authority: 1,292,961

Peter Wish

For: 10,014,197 Withhold Authority: 1,295,601

           2. Approval of an amendment to the 1998 Stock Option Plan to increase the options authorized for grant by 1,000,000

For: Against: Abstain: Nonvote:	5,062,841 2,726,551 205,950 3,314,456

           3. Ratification of the appointment of Deloitte & Touche, LLP as Independent Auditors for the Fiscal Year Ending December 31, 2000:

For: Against: Abstain: Nonvote:	11,266,731 109,912 33,155 0

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1	1998 Stock Option Plan as amended June 7, 2000

27	Financial Data Schedule

99.1	Charter for Audit Committee

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

Dated: August 14, 2000

EXHIBIT INDEX

10.1	1998 Stock Option Plan as amended June 7, 2000

27	Financial Data Schedule

99.1	Charter for Audit Committee