Form 10-Q
period 2000-09-30
RECOTON CORP
filed 2000-11-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer Identification No.)

2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes  /X/   No  /  /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,747,390 Common Shares, par value $.20 per share, as of November 10, 2000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            September 30,  December 31,
                        ASSETS                                                  2000            1999
                        ------                                              ------------   ------------
                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                $  22,656     $  21,650
   Accounts receivable (less allowance for doubtful
       accounts of $4,046 in 2000 and $4,716 in 1999)                         131,217       201,079
   Inventories                                                                177,056       140,980
   Prepaid, refundable and deferred income taxes                               16,047        12,180
   Prepaid expenses and other current assets                                   13,177        11,936
                                                                            ---------      --------

                  TOTAL CURRENT ASSETS                                        360,153       387,825

PROPERTY AND EQUIPMENT, NET                                                    34,955        37,192
TRADEMARKS AND PATENTS, NET                                                     4,332         4,577
GOODWILL, NET                                                                  33,224        34,941
DEFERRED INCOME TAXES                                                          14,463        13,272
OTHER ASSETS                                                                    6,137         7,520
                                                                            ---------     ---------

                  TOTAL ASSETS                                              $ 453,264     $ 485,327
                                                                            =========     =========

                        LIABILITIES
                        -----------

CURRENT LIABILITIES:
   Current portion of long-term debt                                        $ 191,482*    $  14,656
   Accounts payable                                                            79,810        68,995
   Accrued expenses                                                            32,913        28,891
   Income taxes payable                                                         2,818         3,115
                                                                            ---------     ---------

                  TOTAL CURRENT LIABILITIES                                   307,023       115,657

LONG-TERM DEBT (less current portion above)                                    32,451       235,739
OTHER LIABILITIES                                                               4,986        13,009
                                                                            ---------     ---------
                  TOTAL LIABILITIES                                         $ 344,460     $ 364,405
                                                                            ---------     ---------

                         SHAREHOLDERS' EQUITY
                         ---------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                --            --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 12,986,720 shares in
   2000 and 12,970,854 shares in 1999                                           2,597         2,594
ADDITIONAL PAID-IN CAPITAL                                                     85,385        85,316
RETAINED EARNINGS                                                              39,712        47,058
ACCUMULATED OTHER COMPREHENSIVE INCOME                                        (12,393)       (7,558)
                                                                            ---------      --------

                  TOTAL                                                       115,301       127,410

TREASURY SHARES - 1,239,330 shares in 2000 and
   1,238,330 shares in 1999, at cost                                           (6,497)       (6,488)
                                                                            ---------      --------

                  TOTAL SHAREHOLDERS' EQUITY                                  108,804       120,922
                                                                            ---------      --------

                  TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                                   $ 453,264     $ 485,327
                                                                            =========     =========

*Includes $181,982 refinanced subsequent to September 30, 2000 (see Note F)

                   The attached notes are made a part hereof

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands, Except Per Share Data)

                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                      2000         1999          2000           1999
                                     ---------    ---------    ---------    ---------

NET SALES                             $157,582     $174,172     $439,723     $459,876
COST OF SALES                           99,108      114,151      276,371      294,629
                                     ---------    ---------    ---------    ---------

GROSS PROFIT                            58,474       60,021      163,352      165,247

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES             50,859       66,573      145,320      169,466
RESTRUCTURING CHARGE                      --          3,444         --          3,444
                                     ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                  7,615       (9,996)      18,032       (7,663)

OTHER (INCOME) EXPENSES:
   Interest expense                      9,656        6,786       26,967       18,383
   Amortization of financing costs         561          292        1,631          669
   Investment income                      (222)        (314)        (771)        (700)
                                     ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                   (2,380)     (16,760)      (9,795)     (26,015)

INCOME TAX PROVISION (BENEFIT)            (451)       1,148       (2,449)       1,148
                                     ---------    ---------    ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM          (1,929)     (17,908)      (7,346)     (27,163)

LOSS ON SENIOR DEBT RESTRUCTURING         --          8,765         --          8,765
                                     ---------    ---------    ---------    ---------

NET LOSS                               $(1,929)    $(26,673)     $(7,346)    $(35,928)
                                     =========    =========    =========    =========

Loss per share:
   Loss before extraordinary item        $(.16)      $(1.52)       $(.63)      $(2.32)
   Extraordinary item                     --           (.75)        --           (.75)
                                     ---------    ---------    ---------    ---------

   Net loss                              $(.16)      $(2.27)       $(.63)      $(3.07)
                                     =========    =========    =========    =========
Diluted loss per share:
   Loss before extraordinary item        $(.16)      $(1.52)       $(.63)      $(2.32)
   Extraordinary item                     --           (.75)        --           (.75)
                                     ---------    ---------    ---------    ---------

   Net loss                              $(.16)      $(2.27)       $(.63)      $(3.07)
                                     =========    =========    =========    =========

NUMBER OF SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
   Basic                                11,747       11,732       11,743       11,714
                                     =========    =========    =========    =========

   Diluted*                             11,747       11,732       11,743       11,714
                                     =========    =========    =========    =========

DIVIDENDS                                 NONE         NONE         NONE         NONE
                                     =========    =========    =========    =========

*  The effect of the assumed exercise of outstanding stock options and warrants for the three and nine months ended September 30, 2000 and September 30, 1999 is antidilutive and therefore is not reflected in the diluted loss per share

                   The attached notes are made a part hereof

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2000       1999
                                                                     ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(7,346)   $(35,928)
                                                                     --------   --------
   Adjustments to reconcile results of operations
   to net cash provided by (used for) operating activities:
      Depreciation                                                     6,673       7,057
      Amortization of intangibles                                      3,690       2,794
      Amortization of debt discount costs                                870         387
      Write-off of financing costs relating to debt restructuring         --       1,013
      Deferred income taxes                                              171        (934)
      Change in asset and liability accounts:
         Accounts receivable, net                                     65,591      27,076
         Inventory                                                   (38,100)    (24,870)
         Prepaid and refundable income taxes                          (4,155)       (937)
         Prepaid expenses and other current assets                    (1,231)        537
         Other assets                                                  1,436        (146)
         Accounts payable and accrued expenses                         8,844       6,527
         Income taxes payable                                           (232)       (807)
         Other noncurrent liabilities                                   (187)      6,087
                                                                     --------   --------

             TOTAL ADJUSTMENTS                                        43,370      23,784
                                                                      ------      ------

             NET CASH PROVIDED BY (USED FOR) OPERATING
                ACTIVITIES                                            36,024     (12,144)
                                                                      ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                             (149)       (294)
   Expenditures for property and equipment                            (4,668)     (5,194)
                                                                      ------      ------

             NET CASH USED FOR INVESTING ACTIVITIES                   (4,817)     (5,488)
                                                                      ------      ------

(Continued)

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                         Nine Months Ended
                                                            September 30,
                                                         2000         1999
                                                       ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit agreements
      and other bank debt                              $(27,000)   $(13,943)
   Proceeds from sale of senior subordinated notes         --        35,000
   Proceeds from long-term bank borrowings                 --         5,881
   Repayment of long-term bank borrowings                  (331)    (12,003)
   Payment of debt financing costs                       (1,923)     (4,150)
   Proceeds from exercise of stock options                   63         161
   Purchase of treasury stock                              --            (7)
                                                        -------      ------

           NET CASH PROVIDED BY (USED FOR) FINANCING
               ACTIVITIES                               (29,191)     10,939
                                                        -------      ------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH                                               (1,010)       (450)
                                                         ------        ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,006      (7,143)

CASH AND CASH EQUIVALENTS - JANUARY 1                    21,650      21,385
                                                         ------      ------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                $22,656     $14,242
                                                        =======     =======

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                        $21,638     $16,848
                                                        =======     =======

   Income taxes paid                                     $1,749      $3,710
                                                        =======     =======

Noncash activities:
     In connection with the sale of senior subordinated notes and the debt restructuring in 1999, the Company issued 660,000 common stock purchase warrants valued at approximately $4,184,000, which has been credited to additional paid-in capital and is being charged to operations over the terms of the related debt.

     In connection with the exercise of incentive stock options in 2000, 8,000 shares of common stock were issued in exchange for 1,000 shares of previously issued common stock with a market value of $9,000. In 1999,
     21,334 shares of common stock were issued in exchange for 2,613 shares of previously issued common stock with a market value of $24,000.

                   The attached notes are made a part hereof.
RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS)
SEPTEMBER 30, 2000

NOTE A	-

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1999, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

NOTE C	-	Inventory at September 30, 2000 is comprised of:
                 Raw materials and work-in-process      $  32,070
                 Finished goods                           122,236
                 Merchandise in-transit                    22,750
                                                        ---------

                      T o t a l                         $ 177,056
                                                        =========

NOTE D	-	Total comprehensive loss is summarized as follows:

                                                   Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                   2000       1999           2000     1999
                                                 ---------  ---------     --------   --------

                   Net loss                      $(1,929)   $(26,673)     $(7,346)   $(35,928)
                   Other comprehensive
                     loss - foreign currency
                     transaction adjustments
                     (net of income tax effect)   (2,934)      1,756       (4,835)     (1,912)
                                                  -------    --------     --------     --------

                     Total comprehensive loss    $(4,863)   $(24,917)    $(12,181)   $(37,840)
                                                 ========   =========    =========   =========
RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE E	-	The following table presents certain operating segment information for each of the nine and three month periods ended September 30, 2000 and September 30, 1999:

                                                          Video and      Consumer
                                                           Computer      Electronics
                                           Audio            Game        Accessories   Unallocated
                                          Business        Business        Business     Corporate      Total
                                         ------------    -----------   -----------   ------------   ---------

         Nine Months Ended
         September 30, 2000:
         ------------------

          Net sales:
              External customers          $173,971        $107,799        $157,953     $   --      $439,723
              Intersegment                     693           4,980              13         --         5,686

          Income (loss) before
             income taxes                   10,940         (11,004)         17,375       (27,106)    (9,795)

         Nine Months Ended
         September 30, 1999:
         -----------------

           Net sales:
              External customers          $178,887        $128,606        $152,383     $   --      $459,876
              Intersegment                   2,027          15,675             482         --        18,184

           Income (loss) before
              income taxes and
              extraordinary item           (12,629)          2,147           3,351       (18,884)   (26,015)

         Three Months Ended
         September 30, 2000:
         ------------------

           Net sales:
              External customers           $59,698         $43,789         $54,095     $   --      $157,582
              Intersegment                     286           1,567              --         --         1,853

           Income (loss) before
              income taxes                   3,652          (1,860)          5,567        (9,739)    (2,380)

         Three Months Ended
         September 30, 1999:
         ------------------

           Net sales:
              External customers           $64,562         $48,723         $60,887     $   --      $174,172
              Intersegment                     899           5,227             205         --         6,331

           Income (loss) before
              income taxes and
              extraordinary item            (9,012)          1,761          (2,113)       (7,396)   (16,760)
NOTE F	-

In October 2000, the Company entered into a new credit facility which replaces all of the Company's existing senior debt. The new facility provides for maximum borrowings of $185 million under a three year revolving credit facility, up to 50 million Deutsche Marks (approximately $25 million) under an annually renewable revolving credit facility for the Company's German operations and $65 million in term loans amortizing on varying schedules over the duration of the agreements.

The balance sheet at September 30, 2000 gives effect of the repayment terms of the existing senior debt at that date. Had the financing closed by September 30, 2000, the current portion of long-term debt at September 30, 2000 would have been $9.5 million and the long-term debt (less current portion) would have been $214.4 million.

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

          The Company operates its business under three segments as follows:

•

Audio Business. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT/(Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art designed high-fidelity stereo and home theater loudspeaker aker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. For the nine months ended September 30, 2000, approximately 40% of the Company’s revenues were from sales by this segment. For the nine months ended September 30, 1999, approximately 39% of the Company’s revenues were from sales by this segment.

•

Video and Computer Game Business. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments; InterAct Accessories, Inc., the Company’s distributor of computer and video game accessories in the United States; and the video game business segment of Recoton Canada Ltd., that distributes computer and video games accessories in Canada which was, prior to 2000, part of the consumer electronic accessories business. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, including the Company’s popular GameShark, a device which assists game players to improve their play. For the nine months ended September 30, 2000, approximately 24% of the Company’s revenues were from sales by this segment. For the nine months ended September 30, 1999, approximately 28% of the Company’s revenues were from sales by this segment.

•

Consumer Electronics Accessories Business. This segment consists of the Recoton Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and the accessories segment of Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under nder numerous brand names including Jensen, Advent, Recoton, Discwasher, Stinger, Parsec, Ambico, AAMP and RoadGear and, under license, Sprint for telephone accessories. For the nine months ended September 30, 2000, approximately 36% of the Company’s revenues were from sales by this segment. For the nine months ended September 30, 1999, approximately 33% of the Company’s revenues were from sales by this segment.

Results Of Operations

Comparison for the Quarters Ended September 30, 2000 and 1999 and the Nine Months Ended September 30, 2000 and 1999 (certain reclassifications of prior period amounts have been made to conform to the 2000 classifications)

          The following table presents certain operating segment information for the indicated three months ended September 30 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                                     (IN MILLIONS)

                                                           Video and     Consumer
                                                           Computer     Electronics
                                              Audio          Game       Accessories
2000                                         Business       Business      Business
                                           ------------    -----------   -----------

Net sales....................                 $59.7            $43.8        $54.1
Gross profit.................                  19.8             15.7         23.0
Income (loss) before
   income taxes and
   unallocated expenses                         3.6             (1.8)         5.5

1999
----

Net sales....................                 $64.6            $48.7        $60.9
Gross profit*................                  15.1             22.9         22.0
Income (loss) before
  income taxes, unallocated
  expenses and extraordinary item**...         (9.0)             1.7         (2.1)

(*) Includes inventory write-downs in conjunction with the Strategic Plan aggregating approximately $2.3 million for the Accessories Business and $6.0 million for the Audio Business.

(**) Includes charges in conjunction with the Strategic Plan aggregating approximately $10.1 million for the Audio Business, $1.1 million for the Video and Computer Game Business and $6.4 million for the Accessories Business.

          The following table presents certain operating segment information for the indicated nine months ended September 30 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                                     (IN MILLIONS)

                                                             Video and    Consumer
                                                             Computer    Electronics
                                              Audio           Game       Accessories
2000                                         Business        Business      Business
----                                        ----------       --------     -----------

Net sales....................                 $174.0          $107.8       $157.9
Gross profit.................                   58.9            36.3         68.2
Income (loss) before
   income taxes and
   unallocated expenses                         10.9           (11.0)        17.4

1999
----

Net sales....................                 $178.9          $128.6       $152.4
Gross profit*................                   48.1            58.4         58.7
Income (loss) before
  income taxes, unallocated
  expenses and extraordinary item**..          (12.6)            2.1          3.4

(*) Includes inventory write-downs in conjunction with the Strategic Plan aggregating approximately $2.3 million for the Accessories Business and $6.0 million for the Audio Business.

(**) Includes charges in conjunction with the Strategic Plan aggregating approximately $10.1 million for the Audio Business, $1.1 million for the Video and Computer Game Business and $6.4 million for the Accessories Business.

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

          Net sales for the quarter ended September 30, 2000 totaled $157.6 million, down approximately $16.6 million or 9.5% from the sales for the quarter ended September 30, 1999 of $174.2 million. Net sales for the nine months ended September 30, 2000 totaled $439.7 million, down $20.2 million or 4.4% from the $459.9 million in sales reported for the nine months ended September 30, 1999. The decreases in sales were primarily attributable to lower sales of the Company's video gaming and accessories products, the sale of certain European assets as part of the Company's reorganization and weakened European currencies. Sales by segment were as follows:

•

Net sales for the audio business in the third quarter of 2000 were $59.7 million, a decrease of 7.5% compared to $64.6 million for the same period in 1999. Sales for the nine months ended September 30 were $174.0 million, a decrease of 2.7% compared to $178.9 million for the same period in 1999. The reduction is predominantly due to the effect of weakened European currencies and the sale of certain European assets as part of the Company's reorganization offset by increased sales in the Company's mobile audio products and home speaker products.

•

Net sales for the video and computer game business for the third quarter of 2000 were $43.8 million, a decrease of 10.1% compared to $48.7 for the same period in 1999. Sales for the nine months ended September 30, 2000 were $107.8 million, a decrease of 16.2% compared to $128.6 million for the same period in 1999. These decreases are primarily attributable to consumers delaying their purchases of video game products and accessories while awaiting the introduction of new platforms in 2000 and 2001 and lower than anticipated launch quantities of Sony's Playstation 2 in the third quarter.

•

Net sales for the consumer electronics accessory business for the third quarter of 2000 were $54.1 million, a decrease of 11.2% compared to $60.9 million for the third quarter of 1999. The decrease is mainly attributable to decreased sales of OEM products, satellite accessories and antennas. Sales for the nine months ended September 30, 2000 were $157.9 million, an increase of 3.7% compared to $152.4 million for the same period in 1999. The increase is primarily due to increased sales of 900 MHz wireless headphones and speakers, digitally compatible products and car audio accessories partially offset by decreases in satellite accessories and antennas in the third quarter of 2000.

          Gross margin for the third quarter of 2000 increased to 37.1% compared to 34.5% in the same period in 1999. However, in the third quarter of 1999 gross margin before inventory write-down associated with the Company's Strategic plan was 39.2%, a decrease of 2.1% when compared to the same quarter in 2000. Gross margin for the nine months ended September 30, 2000 increased to 37.2% compared to 35.9% for the same period in 1999. However, for the nine months ended September 30, 1999 gross margin before inventory write-down associated with the Company's Strategic plan was 37.7% a decrease of 0.5% compared to the same period in 2000. The decreases in gross margin before inventory write-down were mainly due to decreased margins in the video and computer game business partially offset by increased margins from the audio and accessories businesses. Gross margins by segment were as follows:

•

Gross margin for the audio business increased to 33.1% for the quarter ended September 30, 2000 from 23.4% for the quarter ended September 30, 1999 and increased to 33.8% for the nine months ended September 30, 2000 from 26.9% for the nine months ended September 30, 1999. Gross margin for the quarter ended September 30, 1999 before inventory write-down associated with the Company's Strategic Plan was 32.7% and for the nine months ended September 30, 1999 was 30.2%, a 0.4% increase for the third quarter of 2000 compared to the same period in 1999 and a 3.6% increase for the nine months ended September 30, 2000 compared to the same period in 1999. These increases were mainly due to the introduction of higher margin mobile audio products, which continue to gain dealer acceptance, and the conversion of domestically manufactured home audio products to outsourced products offset slightly by the effect of weakened European currencies.

•

Gross margin for the video and computer game business decreased to 35.9% for the quarter ended September 30, 2000 from 47.0% for the quarter ended September 30, 1999 and decreased to 33.7% for the nine months ended September 30, 2000 from 45.4% for the nine months ended September 30, 1999. This is primarily due to the competitive environment as dealers cleared out older products and consumers delayed their purchases of video game products and accessories while awaiting the introduction of new game platforms and the expected increased availability of the Sony PlayStation 2 video game system.

•

Gross margin for the consumer electronics accessories business increased to 42.5% for the quarter ended September 30, 2000 from 36.1% for the quarter ended September 30, 1999 and increased to 43.2% for the nine months ended September 30, 2000 from 38.5% for the nine months ended September 30, 1999. Gross margin for the quarter ended September 30, 1999 before inventory write-downs associated with the Company's Strategic Plan was 39.9% and for the nine months ended September 30, 1999 was 40.0% which reflected in a 2.6% increase in the third quarter of 2000 compared to the same period in 1999 and a 3.2% increase in the nine months ended September 30, 2000 compared to the same period in 1999. These increases were mainly due to the increased sales of 900 MHz wireless headphones and speakers and digitally compatible products, which have higher gross margins.

          Selling, general and administrative expenses decreased for the third quarter of 2000 by approximately $15.7 million to $50.9 million from $66.6 million for the third quarter of 1999 and decreased as a percent of net sales to 32.3% in the third quarter of 2000 from 38.2% in the third quarter of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased approximately $24.1 million to $145.3 million from $169.5 million for the same period in 1999 and decreased as a percent of sales to 33.0% in 2000 from 36.9% in 1999. Selling, general and administrative expenses before costs associated with the Strategic Plan for the third quarter of 1999 were $59.6 million and for the nine months ended September 30, 1999 were $162.5 million, which reflected decreases of $8.7 million for the third quarter of 2000 compared to the same period in 1999 and decreases of $17.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. These decreases were mainly due to cost savings and initiatives outlined in the Company's Strategic Plan initiated in the second half of 1999 and decreased market development expenses.

           Operating income for the third quarter of 2000 improved $17.6 million to income of $7.6 million from an operating loss of $10.0 million for the third quarter of 1999. For the nine months ended September 30, 2000 operating income improved $25.7 million to income of $18.0 million compared to an operating loss of $7.7 million for the same period in 1999. Operating income for the quarter ended September 30, 1999 before write-downs associated with the Company's Strategic Plan and restructuring charges was $8.8 million and for the nine months ended September 30, 1999 was $11.1 million. The year-to-date operating income increases were mainly due to increased sales by the accessories segment, higher gross margins in the audio and accessories segments and reduced selling, general and administrative expenses as a result of the Company's Strategic Plan and reduced market development expenses.

           Interest expense (net of investment income) increased by $3.0 million to $9.4 million for the third quarter of 2000 compared to the same period in 1999 and by $8.5 million to $26.2 million for the nine months ended September 30, 2000, compared to the same period in 1999. The increase was primarily attributable to approximately $1.2 million increase in the net present value of the make-whole provision associated with the Company's senior notes recorded in the third quarter of 2000 and $1.5 million recorded for the nine months ended September 30, 2000, increases in interest rates following the restructuring of the Company's debt in September 1999, as well as increases in the federal discount rate, which affected the Company's variable rate debt. On October 31, 2000, the Company finalized its new three-year $275.0 million senior credit facility that replaced all of the Company's existing senior debt.

           Amortization of financing costs increased to $0.6 million for the third quarter of 2000 compared to $0.3 million for the third quarter of 1999 and increased to $1.6 million for the nine months ended September 30, 2000 compared to $0.7 million for the same period in 1999. This was mainly attributable to the debt restructuring in September 1999.

          On a consolidated basis, the loss before income taxes for the third quarter of 2000 was $2.4 million compared to a loss before income taxes and extraordinary item of $16.8 million reported for the same period in 1999. For the nine months ended September 30, 2000 the loss before income taxes was $9.8 million compared to a loss before income taxes and extraordinary item of $26.0 million reported for the same period in 1999. In 1999, there were approximately $18.8 million in charges associated with the Strategic Plan and debt restructuring. Before such charges, income before income taxes and extraordinary item for the quarter ended September 30, 1999 was $2.0 million and for the nine months ended September 30, 1999 the loss before income taxes and extraordinary item was $7.2 million. The Company's losses in 2000 were mainly due to the continuation of higher cost financing because of delays in finalizing new financing arrangements, lower than anticipated sales of video and computer game accessories because of the significantly reduced quantities of the Sony PlayStation 2 video game system available at launch and the weakness in the European currencies.

          The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses and extraordinary item in 1999 (which expenses consists primarily of interest and certain amortization of financing costs):

•

Income before income taxes, unallocated expenses and extraordinary item for the audio business was $3.6 million in the third quarter of 2000 compared to a loss of $9.0 million for the third quarter of 1999. For the nine months ended September 30, 2000 income before income taxes, unallocated expenses and extraordinary item was $10.9 million compared to a loss of $12.6 million for the nine months ended September 30, 1999. Income (loss) before income taxes, unallocated expenses and extraordinary item before charges related to the Strategic Plan for the third quarter of 1999 was income of $1.1 million and for the nine months ended September 30, 1999 was a loss of $2.5 million. The strong turnaround in the audio segment is mainly due to the initiatives outlined in the Company's Strategic Plan, which consolidated the North American home audio division into the car audio group, moved the Company's European distribution center into Germany and eliminated poorly performing product lines in Italy. This, together with increased sales of higher margin mobile audio products, the conversion of domestically manufactured home audio products to outsourced products and the introduction of new products including car and marine receivers, speakers, and amplifiers, resulted in improved operating results on lower sales.

•

The loss before income taxes, unallocated expenses and extraordinary item for the video and computer game business was $1.8 million for the third quarter of 2000 compared to income of $1.7 million for the third quarter of 1999. For the nine months ended September 30, 2000 the loss before income taxes, unallocated expenses and extraordinary item was $11.0 million compared to income of $2.1 million for the nine months ended September 30, 1999. However, there was approximately $1.1 million in charges recorded for the three months and nine months ended September 30, 1999 in connection with the Company's Strategic Plan. Before such charges, income before income taxes, unallocated expenses and extraordinary item for the third quarter in 1999 was $2.9 million and for the nine months ended September 30, 1999 was $3.2 million. The decrease in 2000 was mainly due to the competitive environment as dealers cleared out older products and consumers delayed their purchases of video products and accessories while awaiting the introduction of new game platforms and increases in the availability of the Sony PlayStation 2.

•

Income before income taxes, unallocated expenses and extraordinary item for the consumer electronics accessories business was $5.5 million for the third quarter of 2000 compared to a loss of $2.1 million for the third quarter of 1999. Income before income taxes, unallocated expenses and extraordinary item was $17.4 million for the nine months ended September 30, 2000 compared to income of $3.4 million for the nine months ended September 30, 1999. In the third quarter of 1999 approximately $6.4 million in restructuring and other charges associated with the Company's Strategic Plan were recorded. Before such charges, income before income taxes, unallocated expenses and extraordinary item for the third quarter of 1999 was $4.3 million and for the nine months ended September 30, 1999 was $9.8 million. The improved results are mainly due to strategic cost savings, increased sales of products with higher gross margins and the strong sales of 900 MHz wireless headphones and speakers, digitally compatible products and car audio accessories.

          In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which are currently subject to a 50% tax holiday which expires at the end of the current year. The Company's effective income tax rate is dependant on the mix of foreign and domestic earnings and any additional U.S. income taxes on unremitted Asian retained earnings at September 30, 2000 which would be payable in the periods any intercompany dividends are declared. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The Company's income tax credit for the first nine months of 2000 is based on a 25% estimated effective annual income tax rate for 2000. This rate is estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. This resulted in a net income tax credit of $2.4 million for the nine months ended September 30, 2000. As a result of the losses for the nine months ended September 30, 1999 the Company recorded no income tax benefit attributable to the losses from its domestic operations and it foreign subsidiaries operating at a loss. The provision for income taxes for the three and nine month periods ended September 30, 1999 was applicable to those foreign subsidiaries which were operating at a profit.

          Comprehensive loss is comprised of the net loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $4.8 million for the nine months ended September 30, 2000 and a negative $1.9 million for the nine months ended September 30, 1999) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe in the nine months ended September 30, 2000 and the nine months ended September 30, 1999, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss in the nine months ended September 30, 2000 was $12.2 million and in the nine months ended September 30, 1999 was $37.8 million. Comprehensive loss for the quarter ended September 30, 2000 was $4.9 million as compared to comprehensive loss of $24.9 million for the quarter ended September 30, 1999.

          For the third quarter of 2000, basic and diluted loss per share was $0.16 based on average outstanding shares of 11,747,000. For the third quarter of 1999, basic and diluted loss per share was $2.27 based on average outstanding shares of 11,732,000. For the nine months ended September 30, 2000, basic and diluted loss per share was $0.63 based on average outstanding shares of 11,743,000. For the nine months ended September 30 1999, basic and diluted loss per share was $3.07 per share based on average outstanding shares of 11,714,000. The per share amounts for the three and nine months ended September 30, 1999 included charges equal to $1.60 per share on losses before extraordinary item and an extraordinary loss equal to $0.75 per share associated with the Strategic Plan and restructuring of debt. The effect of the assumed exercise of outstanding stock options and warrants is antidilutive and therefore is not reflected in the loss per share amounts.

Impact of Inflation and Changing Prices

          The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the nine months ended September 30, 2000 and 1999 was negligible.

Liquidity and Capital Resources

          Sources and Components of Working Capital.  At September 30, 2000, the Company had cash and cash equivalents of $22.7 million compared to $21.7 million at December 31, 1999. At September 30, 2000, the Company had working capital of approximately $53.1 million as compared to approximately $272.2 million at December 31, 1999. The ratio of current assets to current liabilities was 1.17 to 1 at September 30, 2000 and 3.35 to 1 at December 31, 1999. As a result of not having executed a new long term credit facility by the balance sheet date, the Company was required to classify its senior debt at that date as current. Had the financing which occurred on October 31, 2000 closed by September 30, 2000, working capital would have been approximately $235.1 million and the ratio of current assets to current liabilities would have been 2.88 to 1. Trade receivables decreased $69.9 million to $131.2 million at September 30, 2000 as compared to $201.1 million at December 31, 1999. The decrease is the result of the Company's normal business cycle, where sales have traditionally been higher in the fourth quarter of each year. Inventories increased from December 31, 1999 levels by $36.1 million to $177.1 million at September 30, 2000, which reflects the commencement of inventory buildup for the fourth quarter sales period. Accounts payable and accrued expenses increased $14.8 million to $112.7 million at September 30, 2000, also as a result of the Company's normal business cycle and the reclassification of the net present value of the Make-Hole provision ($7.6 million) from a non-current liability to a current liability.

          1999 Debt Restructuring.  On September 8, 1999, the Company entered into a debt restructuring agreement which included the extension of its previous bank credit facilities, a shortening of the term of its adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which was payable on July 2, 2001. The financial covenants under the previous debt were reduced in number and significantly relaxed. Pursuant to that agreement, the Company granted the lenders and senior note holders collateral in substantially all the non-Asian assets of the Company. The interest rates on the Company's outstanding debt were increased, certain fees became payable and warrants to acquire common shares were granted.

          October 2000 Debt Refinancing.  On October 31, 2000, the Company refinanced its existing senior indebtedness through credit facilities aggregating $275 million. The Company entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") consisting of:

•

a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over prime, with the amount of borrowing availability dependant upon the Company's eligible receivables and inventory;

•

a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over prime, amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•

a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25% over prime, amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•

a term loan of $15 million with interest at 3.00% over prime, to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

          The Company also entered into a loan agreement (the "Subordinated Loan Agreement") with its existing senior lenders, for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over prime. The Company's German subsidiaries entered into a 50 million Deutsch Mark factoring facility (equal to approximately $25 million) with interest at 2.5% over European LIBOR which in part supports a $13 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

          The borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement were secured by substantially all the assets of the Company, its United States subsidiaries and its Canadian subsidiary, and by 65% of the capital stock of the first tier foreign subsidiaries pursuant to certain guarantees, security agreements and pledge agreements.

          Modifications were made to the existing 1999 Security Purchase Agreement with the Company's senior subordinated creditors to reflect the subordination of the rights of the holders of notes issued pursuant to that agreement and the continuation of certain provisions of the September 8, 1999 Master Restructuring Agreement entered into with the Company's then-existing creditors including an increased rate of interest (see discussion below) and a cash payment of $875,000.

          Warrants to purchase 20,000 Recoton Corporation common shares were issued to the holders of the notes issued pursuant to the 1999 Security Purchase Agreement. Warrants to purchase an aggregate of 5,000 Recoton Corporation common shares were issued to certain lenders under one of the new term loans pursuant to the Senior Loan agreement. Such warrants expire on October 31, 2005 and have an exercise price of $13.28.

          As a result of the refinancing, in the fourth quarter of 2000 the Company will record as an extraordinary item the write-off of the unamortized deferred finance costs associated with the repaid senior debt plus an adjustment to the accrual of a "make-whole" provision of the senior debentures related to the acceleration of their payment. Such charges will approximate $5.0 million on a pretax basis. In addition, fees, expenses and other costs associated with the current refinancing, estimated to be approximately $7.5 million, will be amortized over the life of the loans.

          Sources of Credit at September 30, 2000.  As at September 30, 2000 the Company had a multibank credit facility, entered into in January 1997 and modified several times thereafter. The September 1999 debt restructuring froze the existing revolving credit facility at $74.6 million and combined three existing term loans with the revolving credit facility to create a total loan of $89.2 million with a payable date of July 2, 2001. The facility had a $12.5 million letter of credit subfacility, of which $11.4 million was outstanding at September 30, 2000. In connection with the September 1999 restructuring of the senior indebtedness, the Company obtained an additional revolving credit facility of $50.0 million from certain existing lenders and noteholders, which was also payable July 2, 2001. In connection with these transactions, as described above, the interest rates on the previously outstanding debt were increased, certain fees were paid, warrants were issued and the loan covenants, as revised, were made applicable to all such senior indebtedness. There were no outstanding borrowings under the 1999 credit facility and $5.4 million in letters of credit were outstanding at September 30, 2000. During the first quarter of 2000, the Company repaid approximately $27.0 million which was outstanding under this credit facility as at December 31, 1999. The outstanding letters of credit under both facilities as of September 30, 2000 included standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $5.7 million in letters of credit and $6.1 million in trust receipt loans were outstanding at September 30, 2000. At December 31, 1999, the outstanding letters of credit under the 1999 credit facility were $6.2 million. The restructured loan under the original credit facility and the revolving loan under the 1999 credit facility bore interest at the greater of prime or a federal funds rate plus 3.77% and 3.5%, respectively. As at September 30, 2000 these loans bore interest of 13.27% and 13.00%, respectively. These loans were paid off through the October 2000 refinancing. (See the discussion above regarding restructuring of this debt and the discussion below regarding the Company's outstanding notes and other borrowings.)

          In January 1997, the Company issued $75 million in principal amount of adjustable rate senior notes (the 1997 Notes), which were modified in September 1999, accelerating the maturity date to July 2, 2001 from January 6, 2007 and increasing the interest rate to 12.75% (9.75% from January 1, 1999 to the date of restructuring) per annum. In September 1998, the Company issued an additional $25 million in principal amount of 10-year senior notes (the 1998 Notes), which were also modified in September 1999 to accelerate the maturity date to July 2, 2001 from September 1, 2008 and increase the interest rate to 12.52% per annum (9.52% from January 1, 1999 to the date of restructuring). Additionally, as a result of the accelerated maturity, the senior note holders were entitled to receive prepayment premiums when the debt is repaid, of which $7.6 million was recorded as a liability at September 30, 2000 based on interest rates currently in effect. However, since these notes were prepaid upon the October 2000 debt refinancing, the $2.8 million difference between the amount paid and the amount accrued at September 30, 2000 will be recorded as part of the extraordinary expense of approximately $5.0 million on a pretax basis in the fourth quarter of 2000.

          In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes). The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility. Interest was payable quarterly at 13.5% a year to November 4, 1999, increasing to 14.5% per annum from November 5, 1999 to February 4, 2000, then increasing to 15.0% per annum from February 5, 2000 to May 4, 2000, and then increasing to 15.5% per annum from and after May 5, 2000. In connection with the October 31, 2000 refinancing, interest payable to the note holders was increased to 16.5%. Under the terms of the agreement, the Company issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with the September 1999 debt restructuring, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004. As noted above, warrants to purchase an additional 20,000 shares were issued to the note holders on October 31, 2000.

          Recoton granted two mortgages on its Florida property to secure loans aggregating $2.3 million from one member of the multibank credit group, which are due in July 2001. Interest rates on such loans are 8.0% and 8.4%. In September 1999, the Company also granted an additional mortgage on such property to secure the other senior indebtedness. These mortgage loans were paid off from the proceeds of the October 2000 refinancing and new mortgages on these properties were granted as security for the October 2000 refinancing.

          Additionally, as of September 30, 2000 the Company's German subsidiary had lines of credit with foreign banks primarily for import facilities and discounting of customer drafts of approximately $10.8 million. The banks had security interests to the extent of merchandise purchased under these lines and the amounts of customer drafts. As of September 30, 2000 approximately $1.4 million of letters of credit and approximately $0.5 million in discounted drafts were outstanding. These loans were paid off from the proceeds of the October 2000 refinancing under which the Company's German subsidiary entered into a 50 million Deutsche Marks factoring facility (approximately $25 million) with Heller Germany.

          Capital Expenditures.  The Company is considering the purchase of additional computer hardware and software (including upgrades to the Company's management information system) to be used both in the United States and in its foreign locations. However, no commitments have been made to date.

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

          The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $ 4.8 million for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, shareholders' equity was reduced by a foreign currency translation adjustment of approximately $1.9 million. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on the consolidated results of operations but such adjustments serve to reduce the Company's tangible net worth which is required to be maintained at specified levels under financial covenants in loan and note purchase agreements.

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

Implications to the Company from the Adoption of a European Common Currency

          Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to customers in additional countries in Europe. For the nine months ended September 30, 2000, approximately 10% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The Company does not believe that the adoption of a common currency will give any parties to material contracts with the Company the right to terminate or modify such contracts on the grounds of "frustration," "impossibility" or "impracticability". The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions other than changes in the exchange rate between the Euro and the dollar which have occurred since the adoption of the Euro. For a further discussion of the implications on the Company regarding the adoption of a common European currency, see "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations," from the Company's Form 10-K for the year ended December 31, 1999.

          In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement addressed a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of the fiscal year ending December 31, 2001, and retroactive application is not permitted. The Company estimates that the application of SFAS No. 133 and SFAS No. 138 will not have a material impact on its financial position or results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

          Approximately 61% of the Company's borrowings as at September 30, 2000 bore fixed interest rates. The borrowings under the revolving credit portion of the credit facilities bear various rates depending on changes in the prime rate. Effective as of the October 2000 refinancing all of the borrowings under this agreement as previously mentioned bear various rates depending on changes in the LIBOR or prime rates.

          Effective as of the October 2000 refinancing the Company's German subsidiary entered into a 50 million Deutsch Mark factoring facility (equal to approximately $25 million) with Heller Germany. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into any foreign currency or derivative contracts to hedge these potential exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at September 30, 2000 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of $29 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

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

RECOTON CORPORATION /s/ Stuart Mont Stuart Mont Executive Vice President and Chief Operating Officer

/s/ Arnold Kezsbom Arnold Kezsbom Senior Vice President-Finance, Treasurer and Chief Financial Officer

Dated:  November 13, 2000

EXHIBIT INDEX

27  Financial Data Schedule