Form 10-K
period 2000-12-31
RECOTON CORP
filed 2001-03-30
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer Identification No.)

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
Yes  /X/  No  /_/

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   /_/

           State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $119,076,209 based on the closing price on the Nasdaq Stock Market of $11.50 as of February 28, 2001. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.

           Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 11,764,590 Common Shares as of March 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) with respect to the registrant’s Annual Meeting of Shareholders to be held in 2001 (the “2001 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K

PART I

           This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases or other statements by the Company. Statements contained in this Annual Report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures; statements regarding future operations, financing needs and anticipated compliance with financial covenants in loan agreements; plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses; plans relating to products or services; assessments of materiality; and predictions of future events and the effects of litigation, as well as assumptions relating to these statements. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations of such terms and similar expressions are intended to identify forward-looking statements.

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

           Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	receptivity of consumers to new consumer electronics technologies;

•	ability of the Company to introduce new products to meet consumer needs and customer and consumer acceptance of the Company's new product introductions;

•	timing of introduction by others of new products for which the Company sells accessories;

•	ability to successfully identify, acquire and integrate new businesses into the Company's operation;

•	actions taken by the Company's competition;

•	number and nature of customers and their product orders;

•	ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	ability of suppliers to continue to provide products and services at competitive prices;

•	ability to maintain appropriate inventory levels, including adequate levels to satisfy seasonal demands without having to utilize expedited shipping arrangements;

•

factors related to foreign manufacturing, sourcing and sales (including Chinese and other foreign government regulations, trade and importation concerns,effects of fluctuations in exchange rates and effects of adoption of a uniform currency in certain European countries);

•	changes in taxes due to changes in the mix of U.S. and non-U.S. income;

•	ability to maintain confidential information and obtain and maintain proprietary rights;

•	effects of any pending or threatened litigation;

•	the ability to obtain and maintain key personnel;

•

the operation of management information and computer systems at the Company and at the Company’s customers and vendors, including the process of implementing the Company’s new Enterprise Resource Planning System;

•	environmental and other legal regulations; and

•	other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

           AAMP™, Advent®, Ambico®, AR®/Acoustic Research®, Discwasher®, GameShark®, Heco®, InterAct®, Jensen®, Linear Research®, MacAudio®, Magnat®, NHT® (Now Hear This)™, Performance®, Peripheral™, Phase Linear®, Recoton®, Road Gear™, Ross™, SoundQuest® and Stinger® are trademarks of Recoton Corporation or its subsidiaries. Barbie®, Dale Earnhardt, Jr.®, Microsoft X-Box®and Sprint® are marks of other companies licensed for use in connection with specific products manufactured by or for Recoton Corporation or its subsidiaries.

Item 1.   Business

The Company

           Recoton Corporation (with its subsidiaries, sometimes referred to as Recoton or the Company) is a global leader in the development and marketing of consumer electronic accessories, audio products and gaming products. Recoton's more than 4,000 products include highly functional accessories for audio, video, car audio, camcorder, multi-media/computer, home office and cellular and standard telephone products, as well as 900MHz wireless technology products including headphones and speakers; home, mobile and marine audio products including high fidelity loudspeakers, home theater speakers and car audio speakers and components; and accessories for video and computer games.

           The Company classifies its business into three principal segments:

•

Consumer Electronics Accessories Business. This segment consists of the Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Ltd., a Hong Kong distributor of Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and the consumer electronics accessories business of Recoton Canada Ltd., a Canadian distributor of Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, AR/Acoustic Research, Advent, Recoton, Discwasher, Stinger, Ambico and RoadGear and, under license, Sprint for telephone accessories. Approximately 36% of the Company’s revenues in 2000 were from net sales by this segment.

•

Audio Business. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT (Now Hear This) brand names in the United States and under the Magnat and Heco brand names in Europe, include state-of-the-art designed high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, Road Gear and Phase Linear brand names in the United States and Magnat and MacAudio brand names in Europe, include speakers, subwoofers, amplifiers, cassette players, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. Approximately 37% of the Company’s revenues in 2000 were from net sales by this segment.

•

Video and Computer Game Business. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments; InterAct Accessories, Inc., the Company’s distributor of computer and video game accessories in the United States, and the video game business of Recoton Canada Ltd. that distributes computer and video games accessories in Canada (which was, prior to 2000, part of the consumer electronic accessories business). Products sold primarily under the InterAct and Performance brands and, under license, the Game Pro brand, include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, including the Company’s popular GameShark, a device which assists game players to improve their play. Approximately 27% of the Company’s revenues in 2000 were from net sales by this segment.

For further information about these segments, see Note L of the Notes to the Consolidated Financial Statements.

           Recoton's products are offered under a number of brand names, many of which are recognized by consumers and which the Company believes are valued by its retail customers. Recoton sells its products through consumer electronics retailers, music and video retailers, office and computer products retailers, other specialty retailers, mass merchants, drug store chains, home centers, e-commerce retailers, direct mail merchants, TV shopping channels and warehouse clubs. The Company also sells certain of its products to original equipment manufacturers. As a result of its broad array of branded product offerings and its value-added marketing services, such as customized merchandise planogramming, inventory management and just-in-time delivery, Recoton believes that it is one of the few companies that can act as a "one-stop shop" to retailers of consumer electronics. Recoton believes that the combination of its diverse product offerings, value-added marketing services and multiple brand names has led to its holding leading market positions in key product areas, which serves as a significant competitive advantage in the consumer electronic products industry.

           Recoton has grown as the consumer electronics industry has grown. Starting with its formation in 1936 as a manufacturer of phonograph needles, the Company has kept pace with the ever-changing needs of the consumer, expanding its product offerings as the industry has evolved. From supporting the now-superseded or fading technologies of phonographs, eight track cartridges, cassette tapes and citizen band radios, it now provides products for current core technologies such as digital versatile discs (DVD), compact discs, MP3 players and video and PC games and emerging technologies such as digital and high definition television (HDTV) and various mobile entertainment systems. It has also benefited from the emergence of home-based offices and the desire to have the benefit of business technologies such as computers and advanced telecommunications available for home use. The Company's product offerings have expanded with the introduction of each of these new technologies. As each new technology has emerged, Recoton has found that the demand for its products has increased, with its new products usually being additive to its business, rather than immediately replacing older products. While consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases, many of the older systems remain operational and consumers still need to maintain, upgrade or integrate them.

           Starting in 1989, Recoton realized that it could more easily satisfy these burgeoning consumer needs through selective acquisitions as well as internal growth. Since that time it has completed 14 acquisitions as part of its growth strategy to expand its customer base, enter new geographic markets, broaden its product offerings and obtain new technologies. Recoton has sought to maximize the benefit of each acquisition by consolidating overhead expenses and leveraging sales and marketing expertise, thereby making its products more competitive. Two acquisitions have significantly changed the Company's focus. In 1995 it acquired STD Holding Limited, a Hong Kong-based manufacturer of video and computer game accessories such as joysticks and controllers primarily marketed under the brand name InterAct. As a result of this acquisition, Recoton believes it is now the world's largest third party supplier of video game accessories. In 1996 Recoton significantly enhanced its presence in the international market with the acquisition of International Jensen Incorporated, now known as Recoton Audio Corporation, a global developer and marketer of home and car stereo speakers, car stereos including cassette and CD players and amplifiers sold under many well recognized brand names including Advent, AR/Acoustic Research, Jensen, Phase Linear and NHT (Now Hear This) in the United States and Magnat and MacAudio in Germany. This acquisition has made Recoton one of the world's largest marketers of home speakers and mobile audio speakers and electronics.

          The products which Recoton sells, most of which are accessories or other products purchased after a consumer has purchased a home or mobile entertainment system, game system or information system, usually carry a higher margin for the retailer than the hardware which comprises the basic system. Retailers therefore have an incentive to aggressively market these types of products. For this and other reasons, Recoton has seen a growth in the floor space which retailers devote to the sale of accessories. The Company anticipates continuation of this trend as the consumer electronics industry is entering a new phase based on digitalization of many of the prevailing technologies. Recoton believes that DVDs are becoming the prevailing media for at-home movie viewing and will continue to grow as the superior viewing opportunities of digital television become prevalent. Recoton also anticipates a growing trend for add-on high quality speakers as digital television monitors, which are often sold without speakers or only with modest speaker capability, become the core of the home entertainment system. The Company recognizes the emergence of digital satellite radio as a new method of receiving high quality commercial-free audio in the vehicles as they travel from coast to coast. The Company will be creating a number of three band (AM/FM/SAT) receivers, under the Jensen brand, to work with the soon-to-be introduced Sirius Satellite Radio system. The Company believes that additional growth opportunities will emerge through the convergence of consumer electronics and the computer, in both the home and car environment, and the growth of personal communications equipment such as cell phones.

Recent Developments

          In October 2000, the Company refinanced its existing senior indebtedness through credit facilities aggregating approximately $275 million. As part of this refinancing, the Company entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. (Heller) and General Electric Capital Corporation (the Senior Loan Agreement) consisting of:

•

a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over the greater of the prime rate or the federal funds rate plus .50% prime, with the amount of borrowing availability dependant upon the Company’s eligible receivables and inventory;

•

a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over the greater of the prime rate or the federal funds rate plus .50%, amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•

a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25% over the greater of the prime rate or the federal funds rate plus .50%, amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•

a term loan of $15 million with interest at 3.00% over the greater of the prime rate or the federal funds rate plus .50%, to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

           The Company also entered into a loan agreement (the "Subordinated Loan Agreement") with its existing senior lenders for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the greater of the prime rate or the federal funds rate plus .50%. The Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (equal to approximately $24 million at December 31, 2000) with interest at 2.5% over European LIBOR which in part supports a $13 million letter of credit issued to Heller as security for the loans under the Senior Loan Agreement.

           The borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement were secured by substantially all the assets of Recoton and its United States and Canadian subsidiaries, and by 65% of the capital stock of the other first tier foreign subsidiaries pursuant to certain guarantees, security agreements and pledge agreements.

           Modifications were made to the existing 1999 Security Purchase Agreement with the Company's senior subordinated creditors to reflect the subordination of the rights of the holders of notes issued pursuant to that agreement and the continuation of certain agreements previously set forth in the September 8, 1999 Master Restructuring Agreement entered into with the Company's then-existing creditors including an increased rate of interest (see discussion below) and a cash payment of $875,000.

          For further information on these recent developments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to the Consolidated Financial Statements.

Industry Overview

          The consumer electronics market is large and diverse. It initially included products such as phonographs, radios, home stereos and televisions. As a result of the development of a variety of innovative technologies, it has evolved to include compact disc players and recorders, camcorders, video cassette recorders, digital video disk players, cellular and cordless telephones, personal computers, video game systems, in-car entertainment systems, home theaters, internet appliances and other home entertainment and home office technologies.

          The consumer electronics market continues to experience rapid and frequent changes. Advances in technologies for mature products such as televisions, camcorders and telephones are leading to innovations resulting in such advances as digital and high definition television, flat screen television and DVD systems, which deliver ultra-high quality pictures and stereo sound, as well as digital cameras and camcorders. In addition, there are new over-the-air delivery systems for television and audio products, such as direct satellite broadcast systems (DBS) and digital satellite-to-vehicle radio services. The Consumer Electronics Association (CEA) estimates that sales of consumer electronic products have been growing at an average of three to five percent a year since 1991. The industry sales for year 2001 are projected by CEA to be $95.6 billion, up by approximately 6.1% from the estimated record sales of $90.1 billion in 2000.

          The expansion of the consumer electronics market has resulted from changes in consumer tastes, lifestyles and work habits. The emergence of home based work and the increasing popularity of telecommuting have driven the demand for computers, personal digital assistants (PDAs) and telecommunications equipment for home offices. Additionally, personal computers, fax machines and other office technologies are increasingly being used for reasons not related to work. The strong growth in enhanced home theater and in-car entertainment listening and viewing environments has driven the demand for multimedia and video game products. Many consumer electronic accessories are necessary to maintain and operate consumer electronic products while others are used to expand, upgrade or enhance the functionality of particular products.

          The nature of retail marketing for consumer electronics products has been evolving in recent years. Traditional department stores have withdrawn from the market while other types of retailers, such as large national consumer electronics superstores, mass merchants, music and video retailers, office and computer retailers, home centers and direct mail specialty retailers, have become more prevalent. Simultaneously, more smaller convenience stores such as food and drug store chains are now carrying consumer electronics products and accessories. In addition, internet retailers are beginning to market consumer electronic accessory products. The Company expects these trends towards both larger "big box" discount stores and smaller size convenience-oriented local stores to continue.

          As the market for core technologies is rapidly changing, the market for accessories and other aftermarket products is rapidly expanding. This is due to several reasons. Each new technology invites the consumer to purchase new accessories. Consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases. New digital technologies dictate that consumers purchase higher quality accessories such as superior cables in order to get the best sight and sound quality from their digital equipment. In addition, many of the older systems remain operational and consumers still desire to maintain or enhance them and integrate them with the newer systems. Gross profit margins realized by retailers on accessories are typically higher than those on electronics components, while inventory costs and floor space required to display and sell accessories are substantially less than for equipment. Retailers recognize that having accessories available can encourage add-on sales to a consumer electronics purchase, lead to impulse purchases and encourage repeat visits by consumers.

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

           Consumer Electronics Accessories

          Recoton sells a broad line of consumer electronic accessory products to interconnect, accessorize and maximize the enjoyment of various consumer electronics products and systems. These include indoor and outdoor TV antennas; audio, CD/audio and/or cassette accessories; DVD accessories; camcorder and video accessories; music, camcorder and photo carrying and storage cases; cellular and other telephone accessories; headphones; satellite and digital accessories; mobile audio accessories; remote controls; and computer and home office accessories, including surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders and mouse and wrist pads. The Company markets these accessory products under many brand names, including Advent, AR/Acoustic Research, InterAct, Jensen, Peripheral, Road Gear, Ross, Sound Quest, and Stinger, depending on the product category. The Company is licensed to sell telephone accessories under the Sprint brand name. Recoton also sells a proprietary line of wireless products, including stereo headphones, amplified speaker systems, video broadcast systems and portable indoor/outdoor weather-resistant speakers. These patented products, sold under the Advent and Jensen brand names, use 900 MHz and other FM frequencies to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, computer, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified indoor/outdoor loudspeakers or other television sets within 150 feet. Recoton believes that it is a leading supplier of consumer electronics accessories.

           Audio Products

           Recoton sells audio products for home and aftermarket car, boat and other mobile use. Products for home use include technologically advanced high-fidelity stereo and home theater loudspeaker systems sold primarily under the Advent, AR/Acoustic Research, Jensen and NHT (Now Hear This) brand names domestically and the Magnat and Heco brand names in Europe. Mobile products include speakers, CD players and changers, MP3 players, cassette radios, receivers, subwoofers, amplifiers, equalizers, video monitors, DVD players, VCRs and tuners, car installation accessories and marine audio products, sold primarily under the Advent, Jensen, Linear Research, Road Gear and Phase Linear brand names domestically and the Magnat and MacAudio brand names in Europe. Each of the Company's speaker brands is positioned to reach a different target consumer, from entry level to audiophile. Recoton believes it is a leading marketer of high-fidelity speakers and other audio products for the home and mobile markets.

           Video and Computer Game Products

           Recoton designs, manufactures and sells video and computer game accessories, one of the fastest growing sectors of the consumer electronics industry. These include controllers, joysticks, steering wheels and other accessories, including the popular GameShark devices that are used to enhance a player's enjoyment of video and computer games and are available for all platforms. GameShark contains hundreds of codes to give the players tips on how to improve their performance with many of the most popular games. The Company's steering wheels include the best-selling V-3® and Force Feedback V-4® steering wheels. These products are sold primarily under the Company's InterAct and Performance brand names. The Company has recently entered into a license agreement with Microsoft to sell some of its products under the Microsoft X-Box brand and an endorsement license with Dale Earnhardt, Jr. for certain products. The Company believes that it is the largest third-party supplier of accessory products for video games.

Customers and Distribution

          The Company seeks to provide consumers with access to its products globally through multiple distribution channels and at multiple price points. These distribution channels include consumer electronics retailers, music and video retailers, office and computer product retailers, other specialty retailers, mass merchants, drug store chains, home centers, e-commerce retailers, direct mail merchants, TV shopping channels and warehouse clubs. Recoton has a strong and diverse customer base of more than 1,000 retail customers which it believes have more than 30,000 storefronts.

           Recoton also sells private label or branded accessories products to original equipment manufacturers (OEM). These products include video, CD and telephone accessories, loudspeakers and wireless products. Recoton also operates two factory outlet stores, located in Florida and Arizona.

           During the past few years, Recoton expanded its sales outside of the U.S., especially in Europe and Canada. The Company also sells Asian-sourced products to OEM customers around the world. Recoton views its international customer base as an important source for continued growth. See Note L of the Notes to Consolidated Financial Statements for information with respect to the Company's operations by geographic area.

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

           Wal-Mart Stores and Best Buy are significant customers of the Company. Net sales to Wal-Mart Stores, including its Wal-Mart and Sam's operations, were approximately $120.5 million, or 17% of net sales, in 1998, $119.3 million, or 17% of net sales, in 1999 and $120.9 million, or 19% of net sales, in 2000. Net sales to Best Buy were approximately $71.6 million, or 11% of net sales, in 2000. No other customer represented greater than 10% of the Company's net sales in 1998, 1999 or 2000.

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

          The Company further supports its products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. Recoton also advertises and provides support for both its customers and consumers through numerous Internet web sites, including www.recoton.com, which is the Company's homepage, and RCOT.com, which is the Company's financial page. In addition, the Company's InterAct subsidiary maintains its www.gameshark.com website, which the Company believes is one of the most popular sites for video gamers.

           Recoton utilizes a worldwide network of sales executives, regional managers, independent sales representatives and exclusive distributors. The Company compensates its independent sales representatives on a commission basis. Regional sales personnel work in the field with the Company's customers and independent sales representative organizations. Recoton also maintains a toll-free support center to aid consumers in the U.S. and Canada.

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

•

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

•

significantly expanded its presence in specific product lines, as it did with television antennas when it acquired assets of Parsec Delaware Ltd. in 1991, speaker and other audio products when it acquired International Jensen Incorporated in 1996 and mobile audio installation products when it acquired AAMP;

•

increased its manufacturing and assembly capacity, as it did with the Company’s original Florida plant (which was subsequently expanded) when it acquired Calibron in 1989, the Chinese manufacturing facilities when it acquired STD in 1995 and the Benecia, California facilities when it acquired International Jensen in 1996;

•

enhanced overseas distribution capabilities, as it did when it acquired International Jensen and its Europe- and Japan-based subsidiaries and the German assets of HECO GmBH in 1996 and United Kingdom-based Tambalan Limited (now Recoton (UK) Limited) in 1997;

•	obtained new marketing techniques, as it did with direct marketing talents when it acquired AAMP in 1997; and

•	broadened its customer base, as it did when it acquired STD in 1995 and International Jensen in 1996.

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

           Research and development efforts for video and computer game products include producing new gaming and sound-related products to enhance the video game experience and entertainment applications for multimedia personal computers. The Company has recently developed or is developing additions to its line of accessories for use with the recently-introduced Sony PlayStation 2, and expects to develop products for Microsoft's X-Box and Nintendo's Game Cube and GameBoy Advanced platforms for sale when such new game platforms are introduced.

           Significant efforts to produce new and advanced loudspeaker systems include the redesigning of the speaker lines sold under the Advent, Jensen and NHT brands and the addition of models to the AR/Acoustic Research line of speakers.

           900 MHz wireless technology products in development include advanced headphones and/speakers permitting Recoton to offer its wireless audio products for use with home theater systems and for in-car entertainment systems. The Company is also engaged in customer-funded R&D efforts for specific prospective applications of its wireless technology to products manufactured by other companies. For example, the Company is developing and expects to manufacture products for Sirius Radio Inc.'s 100 channel digital satellite-to-vehicle subscription radio service.

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

           Recoton's expenditures for research and development were approximately $6.0 million in 1998, $5.9 million in 1999 and $6.1 million in 2000. While cash expenditures for research and development did not substantially change between 1998 and 2000, more R&D work was conducted offshore in 1999 and 2000 at a lesser cost to the Company.

Production and Supply

           Recoton utilizes its Chinese manufacturing facilities, as well as third-party manufacturers or suppliers located primarily in China, to produce most of its products or the components required for its products. A majority of the Company's video and computer game accessories are sourced from the Chinese manufacturing facility. This facility is also being used to manufacture multimedia speakers, universal remote controls, television antennas and wireless 900 MHz headphones and in the future may be used to manufacture other products for the Company. Recoton also assembles products in the U.S. at its Florida and California facilities with products or components provided by its own production facilities and third-party manufacturers.

           Most Recoton products use standard parts and components that can be purchased from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers. Alternative sources are available for all such products.

          While Recoton does not have guaranteed supply arrangements with any of its suppliers, the Company has never experienced an inability to obtain necessary components or other raw materials. Recoton believes that its sourcing and supply of components and other raw materials are adequate for its needs. No single third-party vendor or group of related vendors has provided more than 10% of the Company's raw material and component purchases in any of the years 1998 through 2000.

          The Company coordinates most of its offshore third-party sourcing for the North American market through its Hong Kong facilities and with its buying agents. These agents coordinate information flows with suppliers, provide translation services, conduct quality control inspections and oversee shipping. The Company's volume allows it to consolidate shipments and obtain preferential shipping rates. However, it has been necessary from time to time to utilize more expensive air shipments in order to meet customers' time sensitive needs.

Management Information Systems

          The Company believes that advanced information processing is important in order for it to maintain its competitive position. The Company and all of its subsidiaries have management information systems which run substantially all of the Company's principal data processing and financial reporting software applications.

          In 1999 the Company performed a complete management information system review for the purpose of planning and considering whether to implement a new global Enterprise Resource Planning (ERP) system to fully integrate functions such as finance, manufacturing, distribution and inventory management. In 2000 the Company selected mySAP.com from SAP America, Inc. as the e-business infrastructure to consolidate systems and streamline business processes across the globe.

          The Company is planning to utilize the new ERP system to help manage its various businesses and connect its global operations, with the aim of reducing information processing costs and improving collaboration between Company personnel and with others outside the Company. The Company intends to utilize the Internet to redesign its business processes to address its needs and the needs of its customers and business partners. When the new ERP system is fully implemented the Company will be able to consolidate and upgrade all of its data systems to one common e-business platform so that it can tighten the ability to coordinate its businesses around the globe and generate necessary information on a more timely and consistent basis.

           The time frame for full implementation of the new ERP system is currently expected to be one year for North American operations and two years for European and Asian operations. The entire cost of the project, including software licensing, hardware, consulting and related expenses, is currently estimated to be approximately $14 million. The Company will be financing the majority of such costs through leases and other financing mechanisms not involving the Company's long term credit facilities.

Competition

          The consumer electronics market is highly fragmented and subject to intense competition. Specific competitors by segment include:

•	Consumer Electronics Accessories: Allsop, Belkin, Fellows, Gemini/Philips, Jasco/GE, Labtec, Sony, Thomson/RCA and Zenith;

•	Recoton Audio: Bose, Boston Acoustics, Harman International and Polk for home audio products and Alpine, Audiovox, Kenwood, Pioneer and Sony for mobile audio products; and

•	Video and Computer Game: Logitech, MadCatz, Microsoft, Nintendo, Sega, Sony and Thrustmaster.

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

          As a result of its own product development and acquisitions, Recoton has over 100 United States and foreign patents, including patents on its 900 MHz wireless products, speakers, headphones, surge protectors, non-contact hydrodynamic multimedia compact disc cleaning product, CD-to-cassette adapter, antennas, connectors and adapters to eliminate tangles in coiled telephone cords. Additionally, Recoton has various patents pending including applications relating to wireless audio products and car stereos and routinely applies for other patents on products as they are developed. The Company does not consider any single patent essential to its current business.

          The Company has licensed from other companies use of their trademarks in connection with certain of the Company's products. These currently include Sprint for phone accessories, Barbie for certain InterAct products and Microsoft for X-Box related video game products. The Company also licenses to others certain of its trademarks, including Jensen and Acoustic Research, and certain of its patents.

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

Employees

          At December 31, 2000, Recoton had approximately 4,800 employees worldwide, of which approximately 200 were employed by the accessories segment, 250 were employed by the audio segment, 3,350 were employed by the video and computer game segment, and 1000 employees were employed by the shared services division of Recoton Corporation, which services all three Recoton segments. The number of employees employed at the Chinese manufacturing facility fluctuates significantly on a seasonal basis.

           Approximately 645 employees at the Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which expires on August 3, 2003. As Florida is a "right to work" state, only approximately 15 employees are currently members of the union. Approximately 50 employees in Canada are covered by a collective bargaining agreement with the National Automobile, Aerospace, Transportation and General Workers Union, which expires on August 10, 2002. Recoton considers its employee relations to be good.

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

Seasonality

          The Company's results of operations are subject to the seasonality of the consumer electronics industry and, as a result, net sales and net income have on a historical basis been substantially greater during the third and fourth quarters of each year, as the Company's retail customers increase their inventories in anticipation of the year-end selling season, than during the first two quarters. The Company's results of operations may also fluctuate on a quarterly basis due to product sales mix and the timing of significant orders, new product introductions and acquisitions (see Note M to the Consolidated Financial Statements).

Executive Officers

          The following table sets forth the name, age and position of each of the executive officers of the Company as of December 31, 2000 and their business experience, principal occupations and employment during at least the last five years. The executive officers of the Company are appointed by, and serve at the discretion of, the Board of Directors.

Name and Current Position
(End of Term as Director)                              Age and Business History
-------------------------                              ------------------------

Robert L. Borchardt,                                   Mr. Borchardt, 62, has served as a director of
    President, Chairman, Chief Executive               Recoton  since 1964, as President since 1976, as
    Officer and a Director (2002)                      Chief Executive  Officer  since 1996 and as Chairman
                                                       since 1998. He previously served as Co-Chairman
                                                       from 1992 until 1998 and Co-Chief Executive
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

Stephen Chu,                                           Mr. Chu, 43, has served as President and a Managing
    Managing Director of STD Holding Limited           Director of STD and of its various subsidiaries since
                                                       1990. STD was acquired by the Company in  1995.
                                                       He was a director of Recoton from 1997 until 1999.

Tracy Clark,                                           Ms. Clark, 40,  has served as Vice President-Accounting
    Vice President-Accounting and Chief                and as Chief Accounting Officer since 1999.  She was
    Accounting Officer                                 previously Assistant Vice President-Corporate
                                                       Accounting from 1997 until 1999 and a Senior Accountant
                                                       from 1995 until 1997.

Craig W. Dykes,                                        Mr. Dykes, 42, has served as Senior Vice President-
    Senior Vice President-Information Systems          Information Systems and as Chief Information Officer
    and Chief Information Officer                      since 1999.  He previously served as Vice President-
                                                       Information Systems from 1991 until 1999.

Peter M. Ildau,                                        Mr. Ildau, 62, has served as Vice President-Corporate
    Vice President-Corporate Communications            Communications since 1993.

Arnold Kezsbom,                                        Mr. Kezsbom, 48, has served as Senior Vice President-
    Senior Vice President-Finance,                     Finance, as Treasurer and as Chief Financial Officer
    Treasurer and Chief Financial Officer              since 1999. He previously served as Vice
                                                       President-Financial Planning from 1995 until
                                                       1999.

Joseph H. Massot,                                      Mr. Massot, 56, has served as Senior Vice President-
    Senior Vice President-Administration and           Administration and Human Resources since 1999, as
    Human Resources, Secretary and a Director          Secretary since 1999 and as a director of Recoton since 1985.
    (2001)                                             He previously served as Principal Accounting Officer, Vice
                                                       President and Treasurer from 1989 until 1999.

Richard D. Miller,                                     Mr. Miller, 38, has served as Vice President-Compliance
    Vice President-Compliance                          since  1995.

Stuart Mont,                                           Mr. Mont, 60, has served as a director of Recoton since 1975,
    Executive Vice President, Chief Operating          as Executive Vice President since 2000 and as Chief Operating
    Officer and a Director (2002)                      Officer since 1993.  He previously served as Executive Vice
                                                       President-Operations from 1992 until 2000, Chief
                                                       Financial Officer from 1992 until 1999 and
                                                       Secretary from 1989 until 1999.

Terrence O'Flynn,                                      Mr.  O'Flynn, 56, has served as Executive Vice President-
    Executive Vice President-General Manager,          General Manager of the Recoton Accessories Division since
    Recoton Accessories Division                       1999.  He previously served as Senior Vice President-OEM
                                                       Sales from 1996 until 1999 and Senior Vice President-Marketing from 1994 until 1996.

Dennis P. Wherry,                                      Mr. Wherry, 55, has served as Executive Vice President-
    Executive Vice President-General Manager,          General Manager of Recoton's Shared Services Division
    Shared Services Division                           since 1999.  He previously served as Senior Vice President-
                                                       Operations from 1993 until 1999.

Peter Wish,                                            Mr. Wish, 65, has served as a director of Recoton since
    Executive Vice President-Administration            1969 and as of Executive Vice President-Administration
    of the Recoton Accessories Division                of the Recoton Accessories and Division since 1999 (and in
    Director (2003)                                    the same position in Recoton before such division was
                                                       established from 1992 until 1999).

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

           Audio Business

          The domestic audio business is based in the Company's Lake Mary, Florida facility. Additionally, the domestic home audio portion of the audio business maintains a leased facility in Benecia, California of approximately 50,000 square feet, which includes facilities for research and development, manufacturing and assembly of home speakers. The lease runs through February 28, 2002, with a five year renewal option, at an aggregate annual rent of approximately $277,000, subject to annual adjustments. The European home and car audio business is based in leased facilities in Pulheim, Germany totaling approximately 10,500 square meters (113,000 square feet). The German leases run through April 2008, at an aggregate annual rent of approximately $923,000, subject to adjustment.

           Video and Computer Game Business

          The administrative, sales, engineering and R&D operations for STD are located in an owned facility in the New Territories of Hong Kong and total approximately 15,800 square feet. The Company's rights on the underlying land runs through June 2047; if the land grant is not renewed at that time, both the land and the rights to owned space will revert to the government without any compensation to the Company. The Company also leases three nearby facilities aggregating approximately 17,900 square feet under short term leases with rent aggregating approximately $136,000. The corporate office for InterAct is located in leased facilities near Baltimore, Maryland totaling approximately 14,795 square feet, which lease runs until October 2010 at an annual rental of approximately $259,000, subject to annual adjustments. InterAct also maintains certain operations in the Company's Lake Mary facility and leases a warehouse, assembly and packaging facility near Lake Mary totaling approximately 144,000 square feet at an annual rent of approximately $704,000. The Company does not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

          The manufacturing facility for STD consists of numerous separate contiguous or near-by facilities owned or leased by the Company, aggregating approximately 605,000 square feet, located in Shenzhen, a special economic zone of the Guanzdong Province of China near Hong Kong. The plant includes 15 production lines, plastics injection facilities and metal works and dormitory facilities. Video games and computer accessories, as well as other Recoton products such as multimedia speakers, universal remote controls and television antennas, are manufactured at this facility. In 1997, the facility was certified as conforming to the requirements of ISO 9001 by the International Standards Organization. The owned portion consists of five manufacturing floors in an industrial building aggregating approximately 44,000 square feet. The Chinese government has granted the Company the right to use the land on which the owned facility is located until July 2025; if the land grant is not renewed, both the land and the rights to owned space will revert to the government without any compensation to the Company. The leased portion consists of additional manufacturing, warehouse and dormitory facilities aggregating approximately 561,000 square feet. These leases are generally short term, and aggregate rentals for the leased facilities total approximately $913,000 per year. The Company does not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

           Additional Facilities

          Recoton and its subsidiaries have additional leased facilities elsewhere in the United States. These include corporate office, sales, marketing, warehouse and/or research & development facilities in or near New York, New York; Bentonville, Arkansas; Lake Mary, Florida; Clearwater, Florida; Novi, Michigan; Springfield, Missouri; Hurst, Texas; Tempe, Arizona; Lake Tahoe, Nevada; Sparks, Nevada; San Diego, California; and Bellevue, Washington. Additional overseas facilities include office, sales, marketing, warehouse and/or distribution facilities in Pickering, Ontario; Manchester, England; Milan, Italy; Bologna, Italy; Tokyo, Japan; and Hong Kong, China. If the leases for these facilities could no longer be maintained, alternative replacement facilities could be obtained without any material financial impact on Recoton or the applicable subsidiary.

Item 3.   Legal Proceedings.

           Mateel Environmental Justice Foundation v. Sprint Communications, et. al. InterAct, four other named defendants (including Sprint Communications, Koss Corporation and Conair Corporation) and "Does 1 through 100" were sued in June 2000 in the Superior Court of California for the County of San Francisco. Mateel alleged that adequate warnings with regard to potential exposure to lead had not been issued in accordance with California Health and Safety Code Section 25249.6 (sometimes called Proposition 65) for products containing electrical or data cords coated with polyvinyl chloride. The Company has joined a joint defense group consisting of 22 companies sued or put on notice to be sued. A trial date is currently scheduled for May 2002. The joint defense group has conducted studies to assess the validity of the plaintiff's claim and has entered into informal settlement discussions.

           Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, et. al. Recoton and 90 other manufacturers or sellers of electronic or semiconductor products were sued in 2000 in the United States District Court for the District of Arizona by the Lemelson Medical Education & Research Foundation, Limited Partnership for alleged violation of various patents claimed to be owned by the Lemelson Foundation related to machine vision and bar-code technology. The complaint seeks damages in an unstated amount, injunctive relief and attorneys fees, among other relief sought. The Company, along with other defendants in this and other similar actions, is vigorously defending against the action.

           Although the Company is from time to time involved in ordinary routine litigation incidental to its business, it is not presently a party to any other legal proceedings which, if determined adverse to the Company, would be expected, either individually or in the aggregate, to have a material adverse affect on the Company's business or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters.

          The Company's common shares are traded on the Nasdaq Stock Market National Market System under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of such shares as reported on the Nasdaq Stock Market since January 1, 1999:

         Quarter Ended                                     High       Low
         -------------                                     ----       ---

              1999
                    March 31..........................    $21.75      $12.00
                    June 30...........................     17.25        9.00
                    September 30......................    11.375        6.50
                    December 31.......................    9.8125      5.4375

              2000
                    March 31..........................     14.44        8.81
                    June 30...........................     11.75        8.00
                    September 30......................     16.19        8.88
                    December 31.......................     16.44        6.00

          As of March 15, 2001, there were 350 record holders of the common shares.

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

          Sales of Unregistered Securities. There were no sales of unregistered shares by the Company in 2000.

Item 6.   Selected Financial Data.

          The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 2000 are derived from the consolidated financial statements of Recoton Corporation and its subsidiaries, which financial statements for the years 1996 through 1998 have been audited by Cornick, Garber & Sandler, LLP, independent public accountants, and which financial statements for the years 1999 and 2000 have been audited by Deloitte & Touche LLP, independent public accountants, whose reports relating to the consolidated financial statements for the three years ended December 31, 2000 appear in this report. Due to the significant acquisition activity of the Company during the periods set forth below, the selected financial data may not be comparable from year to year. See footnote (1) below. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Acquisitions" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this report.

                                                                      Year Ended December 31,
                                              -----------------------------------------------------------------
                                                    1996          1997           1998         1999        2000
                                                    ----          ----           ----         ----        ----
                                                             (In thousands, except per share data)
Statement of Operations Data(1):

Net sales.....................................    $331,700     $503,954       $703,538      $710,250   $649,295
Cost of sales.................................     206,715      306,725        429,334       448,894    402,634
Gross profit..................................     124,985      197,229        274,204       261,356    246,661
Selling, general and administrative expenses..
                                                   108,704      176,701        231,190       247,764    210,371
Provision for U.S. customs settlement(2) .....          --           --         15,000            --         --
Restructuring charge..........................          --           --             --         3,444         --
Operating income..............................      16,281       20,528         28,014        10,148     36,290
Interest expense..............................       5,354       13,314         18,981        26,467     35,879
Amortization of financing costs...............          82          260            331         1,164      2,330
Investment income.............................        (271)        (534)          (464)       (1,294)      (830)

Income (loss) before income taxes and
   extraordinary item.........................      11,116        7,488          9,166       (16,189)    (1,089)
Income tax provision (credit).................       2,736       (6,093)         4,836         3,076        794
Income (loss) before extraordinary item.......       8,380       13,581          4,330       (19,265)    (1,883)
Extraordinary item: loss on senior debt
   restructuring..............................          --           --             --        (8,765)    (2,953)
                                                    ------      -------         ------         -----     ------
Net income (loss).............................      $8,380      $13,581         $4,330      $(28,030)   $(4,836)
                                                    ======      =======         ======      ========   ========
Income (loss) per share(3)....................        $.73        $1.18           $.36        $(2.39)     $(.41)
                                                      ====        =====           ====        ======     ======

Weighted average shares ......................      11,542       11,546         12,179         11,719    11,744

Balance Sheet Data (end of period):

Working capital..............................     $158,807     $222,388       $178,295      $272,168   $258,221
Total assets.................................      334,733      407,262        486,670       485,327    463,511
Short-term debt, including current
  portion of long-term debt..................       51,628       14,570        104,885        14,656     11,994
Long-term debt...............................      101,753      161,427        114,186       235,739    243,914
Shareholders' equity.........................      128,474      139,283        147,995       120,922    113,259

_______________

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
     Limited: February 28, 1997; Capa Industries, Inc.: December 18, 1997; and
     AAMP of Florida, Inc.: November 19, 1997.

(2)  In the fourth quarter of 1998, the Company recorded $14.0 million for the then-expected global settlement of a pending customs investigation and related fees and costs of approximately $1.0 million. The classification of the accrual on the 1998 consolidated balance sheet was based on the expected periods of payment, subject to approval by the government. Such approval was obtained in 1999. See Note J to the Notes to Consolidated
     Financial Statements.

(3)  Represents income (loss) per share on a diluted basis. Basic income (loss)
     per share was $.74 for 1996, $1.19 for 1997, $.37 for 1998, $(2.39) for
     1999 and $(.41) for 2000.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" appearing above and the Company's Consolidated Financial Statements for the Years Ended December 31, 1998, 1999 and 2000 appearing at pages F-1 through F-32.

General

          Recoton Corporation is a global leader in the development, manufacturing and marketing of consumer electronic accessories, home and mobile audio products and computer and video gaming products. The Company's diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone products, satellite as well as 900MHz wireless technology products including headphones and speakers; home, mobile and marine audio products including high fidelity loudspeakers, home theater speakers and car audio speakers and components; and accessories for video and computer games. The Company's products are offered under various brand names including Jensen, InterAct, GameShark, Recoton, Advent, AR/Acoustic Research, Stinger, Discwasher, NHT (Now Hear This), Ambico, RoadGear, Parsec, Phase Linear, SoundQuest, Linear Research, Peripheral, Ross, Magnat, MacAudio and Heco.

          The Company classifies its operations into three principal segments. Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs and certain amortization of financing costs have been allocated to each segment on the basis used for internal management decision-making purposes.

          The Company operates its business under three segments as follows:

•

Consumer Electronics Accessories Business. This segment consists of the Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and the consumer electronics accessories business of Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, Recoton, Discwasher, Stinger, Parsec, Ambico, AAMP and RoadGear and, under license, Sprint for telephone accessories. For the year ended December 31, 2000, approximately 36% of the Company’s revenues were from net sales by this segment. For the year ended December 31, 1999, approximately 31% of the Company’s revenues were from net sales by this segment.

•

Audio Business. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT (Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories. For the year ended December 31, 2000, approximately 37% of the Company’s revenues were from net sales by this segment. For the year ended December 31, 1999, approximately 36% of the Company’s revenues were from net sales by this segment.

•

Video and Computer Game Business. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments; InterAct Accessories, Inc., the Company’s distributor of computer and video game accessories in the United States; and the video game business of Recoton Canada Ltd., that distributes computer and video games accessories in Canada which was, prior to 2000, part of the consumer electronic accessories business. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, including the Company’s popular GameShark, a device which assists game players to improve their play. For the year ended December 31, 2000, approximately 27% of the Company’s revenues were from net sales by this segment. For the year ended December 31, 1999, approximately 33% of the Company’s revenues were from net sales by this segment.

Results Of Operations

          The following table sets forth statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                             Years ended December 31,
                                                                    -----------------------------------------
                                                                    1996     1997    1998     1999       2000
                                                                    ----     ----    ----     ----       ----

Net sales.......................................................     100%    100%     100%     100%
Cost of sales...................................................    62.3    60.9     61.0     63.2(a)    62.0
                                                                    ----    ----    -----     -----    ------
Gross profit...................................................     37.7    39.1     39.0     36.8       38.0
Selling, general and administrative expenses............            32.8    35.1     32.9     34.9(b)    32.4
Restructuring charge........................................         -        -        -       0.5         -
Provision for U.S. customs settlement....................            -        -       2.1       -          -
                                                                    ----    ----    -----     ----     ------
Operating income.............................................        4.9     4.0      4.0      1.4        5.6
Interest expense..............................................       1.6     2.6      2.7      3.7        5.5
Amortization of financing costs...........................            -        -       .1       .2        0.4
Investment income...........................................          -     (0.1)    (0.1)    (0.2)      (0.1)
                                                                    ----    ----    -----     ----     ------
Income (loss) before income taxes and extraordinary item..           3.3     1.5      1.3     (2.3)      (0.2)
Income tax provision (credit)..............................          0.8    (1.2)     0.7      0.4        0.1
                                                                    ----    ----    -----     ----     ------
Income (loss) before extraordinary item..................            2.5     2.7      0.6     (2.7)      (0.3)
Extraordinary item...........................................        -        -        -       1.2 (c)    0.4 (d)
                                                                    ----    ----    -----     ----     ------
Net income (loss).............................................       2.5%    2.7%     0.6%    (3.9)%     (0.7)%
                                                                    ----    ----    -----     ----     ------

(a)  Includes $8,328,000 (1.2% of net sales) of inventory write downs applicable to products which are being reduced or eliminated.

(b)  Includes $5,811,000 (.8% of net sales) applicable to the value of assets to be sold and the valuation of related receivables and other assets, and the costs of developing the business plan and $1,200,000 (.2% of net sales)
     associated with the costs of restructuring bank debt and seeking alternative financing.

(c)  Includes fees and other costs in connection with restructuring of senior notes, which is treated as debt extinguishments for accounting purposes.

(d)  Includes fees and other costs in connection with the debt refinancing and the extinguishment of the loans payable pursuant to the prior year’s
     Debt Restructuring.

          The following table presents certain operating segment information for the indicated years ended December 31 (further discussed in Note L of the Notes to Condensed Consolidated Financial Statements):

                                                                       (IN MILLIONS)
                                                     Consumer                             Video and
                                                     Electronics                          Computer
                                                     Accessories         Audio            Game
2000                                                 Business            Business         Business
-----                                               --------------       ---------        -----------
Net sales.....................                      $  231.7             $  240.0          $  177.6
Gross profit................                           101.1                 83.5              62.1
Income (loss) before income
  taxes, corporate interest, unallocated
  expenses and extraordinary item...                    30.8                 17.3             (13.1)

1999
----
Net sales..................                          $ 222.5             $  254.9          $  232.9
Gross profit*...............                            84.2                 76.0             101.2
Income (loss) before income
  taxes, corporate interest, unallocated
  expenses and extraordinary item**...                   7.6                 (5.3)              9.3

1998
----
Net sales..................                          $ 222.4             $  237.2          $  243.9
Gross profit................                            86.8                 77.0             110.4
Income (loss) before income
  taxes, corporate interest, unallocated
  expenses and extraordinary item.....                  14.5                 (0.8)             27.5

(*)  Includes inventory write-downs in conjunction with the Strategic Plan aggregating approximately $2.3 million for the Accessories Business and
     $6.0 million for the Audio Business.

(**) In addition to the inventory write-downs noted above, additional charges in conjunction with the Strategic Plan aggregating approximately $3.3 million for the Accessories Business, $4.1 million for the Audio Business and $1.1 million for the Video and Computer Game Business.

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

Comparison for the Years Ended December 31, 2000 and 1999

          Net sales for the year ended December 31, 2000 totaled $649.3 million, down approximately $61.0 million or 8.6% from the sales for the year ended December 31, 1999 of $710.3 million. The decreases in sales were primarily attributable to lower sales of the Company's video game and computer products, as well as the elimination of poorly performing product lines in the Company's international markets offset slightly by sales increases for the year 2000 in the consumer electronics accessory segment and domestic and German audio divisions. Sales by segment were as follows:

•

Net sales for the consumer electronics accessory business in 2000 were $231.7 million, an increase of 4.1% compared to $222.5 million in 1999. The increase is primarily due to increased sales of 900 MHz wireless headphones and speakers, camcorder and video accessories, digitally compatible products and car audio accessories partially offset by decreases in satellite accessories and antennas in 2000.

•

Net sales for the audio business in 2000 were $240.0 million, a decrease of 5.8% compared to $254.9 million in 1999. The reduction is predominantly due to the sale of certain European assets as part of the Company’s reorganization offset by increased sales in the Company’s mobile audio products, home speaker products and German audio products.

•

Net sales for the video and computer game business in 2000 were $177.6 million, a decrease of 23.7% compared to $232.9 in 1999. These decreases are primarily attributable to the initial launch shortages of the Sony PlayStation2 video game platform and the general transition of the video game industry while consumers await the introduction of new platforms in 2001.

          Gross margin in 2000 was 38.0% compared to 36.8% in 1999. However, in 1999 gross margin was adversely impacted by inventory write-downs associated with the strategic plan (see description below). The gross margin before the inventory write-downs in 1999 was 38.0%. Gross margins by segment were as follows:

•

Gross margin for the consumer electronics accessories business increased to 43.6% in 2000 from 37.8% in 1999 (gross margin before inventory write-downs associated with the Company’s strategic plan in 1999 was 38.9%) These increases were mainly due to product mix.

•

Gross margin for the audio business increased to 34.8% in 2000 from 29.8% in 1999 (gross margin before inventory write-down associated with the Company’s strategic plan in 1999 was 32.2%). These increases were mainly due to the introduction of higher margin mobile audio products and the conversion of domestically manufactured home audio products to outsourced products.

•

Gross margin for the video and computer game business decreased to 34.9% in 2000 from 43.5% in 1999. This is primarily due to the increased competitive environment as dealers cleared out older products, the initial launch shortages of the Sony PlayStation2 video game platform and the general transition of the video game industry while consumers await the introduction of new platforms in 2001.

          Selling, general and administrative expenses decreased in 2000 by approximately $37.4 million to $210.4 million from $247.8 million in 1999 and decreased as a percent of net sales to 32.4% in 2000 from 34.9% in 1999 (SG&A expenses before costs associated with the strategic plan in 1999 were $240.8 million or 33.9% as a percent of sales). These decreases were mainly due to cost savings and initiatives outlined in the Company's strategic plan initiated in the second half of 1999 and decreased market development expenses and other variable expenses as a result of lower sales volume in the video and computer game segment.

          Operating income in 2000 improved $26.2 million to $36.3 million from $10.1 million in 1999 (operating income before write-downs associated with the Company's strategic plan and restructuring charges in 1999 was $28.8 million). The year-to-date operating income increases were mainly due to increased sales by the accessories segment, higher gross margins in the audio and accessories segments and reduced selling, general and administrative expenses as a result of the Company's strategic plan, reduced market development and other variable expenses as a result of lower sales volume in the video and computer accessories segment.

          Interest expense (net of investment income) increased by $9.9 million to $35.1 million in 2000 compared to $25.2 million in 1999. The increase was primarily attributable to approximately $1.7 million increase in the net present value of the make-whole provision associated with the Company's senior notes recorded in 2000, increases in interest rates following the restructuring of the Company's debt in September 1999, as well as increases in the federal discount rate, which affected the Company's variable rate debt. On October 31, 2000, the Company finalized its new three-year $275.0 million senior credit facility that replaced the Company's existing senior debt at lower interest rates (see discussion under "Liquidity and Capital Resources-October 2000 Debt Refinancing").

          Amortization of financing costs increased to $2.3 million in 2000 compared to $1.2 million in 1999. This was mainly attributable to the debt restructuring in September 1999 and debt refinancing in October 2000.

          On a consolidated basis, the loss before income taxes and extraordinary item in 2000 was $1.1 million compared to a loss before income taxes and extraordinary item of $16.2 million in 1999 (income before income taxes and extraordinary item in 1999 before charges associated with the strategic plan was $2.5 million.) The Company's losses in 2000 were mainly due to the continuation of higher cost financing because of delays in finalizing new financing arrangements and lower than anticipated sales of video and computer game accessories because of the significantly reduced quantities of the Sony PlayStation 2 video game system available at launch.

          The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consists primarily of corporate interest and certain amortization of financing costs) and extraordinary item:

•

Income before income taxes, unallocated expenses and extraordinary item for the consumer electronics accessories business was $30.8 million in 2000 compared to income of $7.6 million in 1999 (before restructuring and other charges associated with the Company’s strategic plan were recorded in 1999 income before income taxes, unallocated expenses and extraordinary item was $13.2 million.) The improved results are mainly due to strategic cost savings, increased sales of products with higher gross margins and the strong sales of 900 MHz wireless headphones and speakers, camcorder and video accessories, digitally compatible products and car audio accessories.

•

Income before income taxes, unallocated expenses and extraordinary item for the audio business was $17.3 million in 2000 compared to a loss of $5.3 million in 1999 (before charges related to the strategic plan in 1999, income before income taxes, unallocated expenses and extraordinary item was $4.8 million.) The strong turnaround in the audio segment is mainly due to the initiatives outlined in the Company’s strategic plan, which consolidated the North American home audio division into the car audio group, moved the Company’s European distribution business into Germany and eliminated poorly performing product lines in England and Italy. This, together with increased sales of higher margin mobile audio products, the conversion of domestically manufactured home audio products to outsourced products and the introduction of new products including car and marine receivers, speakers, and amplifiers, resulted in improved operating results on lower sales.

•

The loss before income taxes, unallocated expenses and extraordinary item for the video and computer game business was $13.1 million in 2000 compared to income of $9.3 million in 1999 (before charges associated with the strategic plan, income before income taxes, unallocated expenses and extraordinary item in 1999 was $10.4 million.) The decrease in 2000 was mainly due to the initial launch shortages of the Sony PlayStation2 video game platform, the general transition of the video game industry while consumers await the introduction of new platforms in 2001 and the competitive environment as dealers cleared out older products.

          The extraordinary item of $3.0 million recorded in 2000 relates to charges resulting from the debt refinancing, which is discussed further under "Liquidity and Capital Resources-October 2000 Debt Refinancing" below. The extraordinary item of $8.8 million recorded in 1999 relates to charges resulting from the restructuring of the Company's senior notes.

          In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China, which are currently subject to a 50% tax holiday which expired at the end of 2000. The Company's income tax provision for 2000 is the result of a mix of foreign and domestic earnings and additional U.S. income taxes on repatriated foreign earnings. This resulted in a net income tax provision of $794,000 for the year ended December 31, 2000. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. In 1999, as a result of business requirements of the Company's domestic operations caused in part from the provisions of the debt restructuring agreement, the Company repatriated a portion of earnings from its Hong Kong subsidiaries, which resulted in additional income tax expense. Additionally, in 1999, in accordance with the terms of the settlement reached with the U.S. Customs Service, $4.1 million of the settlement was tax deductible and the resulting income tax benefit was included with the 1999 income tax provision. The net result of the foregoing factors resulted in an income tax expense of $3.1 million or 19% of pretax loss in 1999.

          Comprehensive loss is comprised of the net loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $3.3 million in 2000 and a negative $3.5 million in 1999) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for 2000 and 1999, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss in 2000 was $8.1 million and in 1999 was $31.5 million.

          In 2000, basic and diluted loss per share was $0.41 based on average outstanding shares of 11,744,000 (includes an extraordinary loss equal to $.25 per share associated with the debt refinancing). In 1999, basic and diluted loss per share was $2.39 based on average outstanding shares of 11,719,000 (includes an extraordinary loss equal to $0.75 per share associated with the strategic plan and restructuring of debt). The effect of the assumed exercise of outstanding stock options and warrants is antidilutive and therefore is not reflected in the loss per share amounts.

Comparison for the Years Ended December 31, 1999 and 1998

          During the third quarter of 1999, the Company announced a comprehensive strategic business plan (the strategic plan) geared towards improving the Company's overall operations, cash flow and return on assets. The strategic plan included a net reduction of headcount, consolidation of businesses, the reduction and/or discontinuation of certain unprofitable products and the sale of certain assets. In the third quarter of 1999, approximately $17.6 million in charges were recorded in conjunction with the strategic plan. These charges include a cash charge of approximately $3.4 million relating primarily to employee severance payments and lease termination costs, approximately $8.4 million of inventory write-downs applicable to product lines which are being reduced or eliminated and approximately $5.8 million of other charges applicable to the value of assets to be sold, the valuation of related receivables and other assets, and the costs of developing the plan. Furthermore, in conjunction with the strategic plan, the Company reorganized its management structure to better accommodate a company of its size and global presence while allowing the corporate management team to focus on a broader range of issues. The plan further incorporates the development of a more incentive-based method of compensation, more stringent financial controls and an upgrade of the Company's management information systems.

          Net sales for 1999 totaled $710.3 million, up $6.8 million or 1.0% from the $703.5 million reported in 1998. Sales by segment were as follows:

•	Net sales for the consumer electronics accessory business in 1999 were $222.5 million compared to $222.4 million in 1998.

•

Net sales for the audio business in 1999 were $254.9 million, an increase of 7.5% compared to $237.2 million in 1998. The sales increases for this segment were due to (1) an expanded customer base, (2) increases in revenue from existing customers and (3) increases in sales of marine products.

•

Net sales for the video and computer game business in 1999 were $232.9 million, a decrease of 4.5% compared to $243.9 million in 1998. Although unit sales increased, the decline in net sales in 1999 was due to increased competition and lower unit pricing attributable to the current transition phase of the video game business as new game platforms are introduced by Sega, Nintendo and Sony.

          Gross margin, which was adversely impacted by inventory write-downs associated with the strategic plan decreased to 36.8% in 1999 compared to 39.0% in 1998. The gross margin decrease in 1999 was due to $8.3 million in charges associated with the reduction and discontinuance of certain products. The gross margin before the inventory write-downs associated with the strategic plan was 38.0%, a decrease of 1.0% from 1998. This gross margin decrease was in part due to decreased margins on InterAct products and in part to the audio segment's decrease in gross margin which weighed more heavily on consolidated gross margin due to the increase in the proportion of mobile audio sales to total sales. Gross margins by segment were as follows:

•

Gross margin for the consumer electronics accessories business decreased to 37.8% for 1999 from 39.0% for 1998. The decrease was mainly due to $2.3 million of write-downs associated with the strategic plan. Before the inventory write-down associated with the strategic plan, gross margin in 1999 was 38.9%.

•

Gross margin for the audio business decreased to 29.8% in 1999 from 32.5% in 1998. This decrease was mainly due to $6.0 million of inventory write-downs associated with the strategic plan, which provided for the discontinuance of certain home speaker products and an outsourcing of manufacturing operations. Before the inventory write-down associated with the strategic plan, gross margin for 1999 was 32.2%. The decrease was attributable mainly to product mix in the mobile division.

•

Gross margin for the video and computer game business decreased to 43.5% in 1999 from 45.3% in 1998. The decrease was attributable to increased air freight, product mix, competitive pricing pressures and the transition of the industry from the existing platforms as game console manufacturers prepared for the introduction of a new generation of products.

          Selling, general and administrative expenses increased in 1999 by approximately $16.6 million to $247.8 million compared to $231.2 million in 1998 and increased as a percentage of net sales to 34.9% in 1999 from 32.9% in 1998. These expenses include approximately $5.8 million in charges associated with the strategic plan and $1.2 million in costs associated with the debt restructuring. Selling, general and administrative expenses before charges were $240.8 million for 1999, an increase of $9.6 million compared to 1998. The increase was due to increased market development and promotional activities principally related to the video and computer game business.

          In addition, the Company recorded $3.4 million in restructuring charges in 1999, which include charges relating primarily to employee severance payments and lease termination costs.

          Interest expense (net of investment income) increased by $6.7 million to $25.2 million in 1999 compared to $18.5 million in 1998. The increase was primarily attributable to the sale of $35 million of senior subordinated notes in February 1999 and increases in interest rates following the restructure of debt in September 1999.

          Amortization of financing costs increased by $833,000 in 1999 compared to 1998 attributable to the sale of the senior subordinated notes and debt restructuring.

          On a consolidated basis, the loss before income taxes and extraordinary item in 1999 was $16.2 million. This was mainly due to approximately $18.7 million in charges associated with the strategic plan and debt restructuring. Before such charges, income before income taxes and extraordinary item was $2.5 million compared to income before income taxes of $9.2 million reported for 1998 ($24.2 million before the provision for the U.S. customs settlement).

          The extraordinary item of $8.8 million recorded in 1999 related to charges resulting from the restructuring of senior notes.

          The following is a discussion of income or loss on a segment basis defined as the results before income taxes, unallocated expenses (which expenses consists primarily of corporate interest and certain costs incurred in connection with the debt restructuring) and extraordinary item:

•

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

•

In 1999, the loss before income taxes for the audio business was $5.3 million compared to a loss before income taxes of $817,000 in 1998. In addition to the effect of lower gross margins, approximately $10.1 million of restructuring and other charges associated with the strategic plan were applicable to the business, particularly its home audio business. Before such charges, income before income taxes in 1999 was $4.8 million, an increase of $5.6 million over the prior year. The results reflected a turn-around in the U.S. home audio division in the fourth quarter of 1999. The division had income before income taxes of $45,000 for the fourth quarter of 1999 and a loss for the year of $4.4 million in 1999 compared to a loss before income taxes of $3.1 million for the fourth quarter of 1998 and a loss for the year of $8.7 million in 1998.

•

In 1999, income before income taxes for the video and computer game business was $9.3 million compared to income before income taxes of $27.5 million in 1998. The decrease was primarily due to the competitive pricing pressures and higher promotional expenses caused by the transition of the industry to new gaming platforms which resulted in lower gross profit and $1.1 million in charges recorded in 1999 in connection with the strategic plan.

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." To date, comprehensive income has been comprised of net income or loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $3.5 million in 1999 and a positive $2.2 million in 1998) included in the consolidated statements of stockholders' equity. As a result of significant fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for 1999 and 1998, and the related foreign currency translation adjustments recorded by the Company, in addition to the changes in net income or loss, total comprehensive loss in 1999 was $31.5 million compared to total comprehensive income of $6.5 million in 1998.

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

Impact of Inflation and Changing Prices

          The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the year ended December 31, 2000 and 1999 was negligible.

Liquidity and Capital Resources

          Sources and Components of Working Capital. At December 31, 2000, the Company had cash and cash equivalents of $10.1 million compared to $21.7 million at December 31, 1999. At December 31, 2000, the Company had working capital of approximately $258.2 million as compared to approximately $272.2 million at December 31, 1999. The ratio of current assets to current liabilities was 3.53 to 1 at December 31, 2000 and 3.35 to 1 at December 31, 1999. Trade receivables decreased $35.5 million to $165.6 million at December 31, 2000 as compared to $201.1 million at December 31, 1999. The decrease is due to lower revenues mainly from the Company's video and computer game business. Inventories levels increased by $23.6 million to $164.6 million at December 31, 2000 from $141.0 million at December 31, 1999, which is mainly due to lower sales volume in the video and computer game business as consumers delayed their purchases due to initial launch shortages of the Sony PlayStation 2. Accounts payable and accrued expenses decreased $10.2 million to $87.7 million at December 31, 2000 compared to $97.9 million at December 31, 1999, as a result of the Company's slowdown of inventory purchasing.

          October 2000 Debt Refinancing. On October 31, 2000, the Company refinanced its existing senior indebtedness through credit facilities aggregating approximately $275 million. The Company entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") consisting of:

•

a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over the greater of the prime rate or the federal funds rate plus .50%, with the amount of borrowing availability dependant upon the Company’s eligible receivables and inventory;

•

a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over prime, amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•

a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25 % over the greater of the prime rate or the federal funds rate plus .50%, amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•

a term loan of $15 million with interest at 3.00% over the greater of the prime rate or the federal funds rate plus .50%, to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

          The Company also entered into a loan agreement (the "Subordinated Loan Agreement") with its existing senior lenders, for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the greater of the prime rate or the federal funds rate plus .50%. The Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (equal to approximately $24.0 million at December 31, 2000) with interest at 2.5% over European LIBOR which in part supports a $13 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

          The borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement were secured by substantially all the assets of Recoton and its United States and Canadian subsidiaries, and by 65% of the capital stock of the other first tier foreign subsidiaries pursuant to certain guarantees, security agreements and pledge agreements.

          At the same time, modifications were made to the existing 1999 Security Purchase Agreement with the Company's senior subordinated creditors to reflect the subordination of the rights of the holders of notes issued pursuant to that agreement and the continuation of certain provisions of the September 8, 1999 Master Restructuring Agreement entered into with the Company's then-existing creditors including an increased rate of interest (see discussion below) and a cash payment of $875,000.

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

          As a result of the refinancing in October of 2000, the Company recorded as an extraordinary item the write-off of the unamortized deferred finance costs associated with the repaid senior debt plus an adjustment to the accrual of a "make-whole" provision of the senior debentures related to the acceleration of their payment. Such charges were $3.0 million. In addition, fees, expenses and other costs associated with the current refinancing, estimated to be approximately $8.1 million, will be amortized over the life of the loans.

          Sources of Credit at December 31, 2000. As at December 31, 2000 the Company had new credit facilities aggregating $273.6 million, entered into in October 2000 which replaced its existing senior indebtedness. The new credit facility included a $235.0 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation with various interest rates over prime and/or LIBOR, of which $208.8 million was outstanding as at December 31, 2000. The outstanding letters of credit under this facility as of December 31, 2000 were $15.2 million including standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $2.1 million in letters of credit and $9.3 million in trust receipt loans were outstanding at December 31, 2000. At December 31, 1999, the outstanding letters of credit under both facilities were $16.9 million. The Company also entered into a loan agreement with its existing senior lenders for a $15.0 million term loan with interest at 5.75% over prime. As of December 31, 2000 this loan bore interest of 15.25%. The Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (equal to approximately $24.0 million at December 31, 2000) with interest at 2.5% over European LIBOR, of which approximately $16.0 million was outstanding and bore interest of 7.3% as at December 31, 2000. This factoring facility supports a $13.0 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement. (See the discussion above regarding debt refinancing and the discussion below regarding the Company's outstanding notes.)

          In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes). The proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility. As amended in September 1999, interest was payable quarterly at 13.5% a year to November 4, 1999, increasing to 14.5% per annum from November 5, 1999 to February 4, 2000, then increasing to 15.0% per annum from February 5, 2000 to May 4, 2000, and then increasing to 15.5% per annum from and after May 5, 2000. In connection with the October 31, 2000 refinancing, interest payable to the note holders was increased to 16.5%. Under the terms of the agreement, the Company issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with the September 1999 debt restructuring, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004. As noted above, warrants to purchase an additional 20,000 shares were issued to the note holders on October 31, 2000.

          1999 Debt Restructuring. On September 8, 1999, the Company entered into a debt restructuring agreement which included the extension of its previous bank credit facilities, a shortening of the term of its adjustable rate senior notes and an additional credit facility of up to $50 million for working capital purposes, each of which was payable on July 2, 2001. The financial covenants under the previous debt were reduced in number and significantly relaxed. Pursuant to that agreement, the Company granted the lenders and senior note holders collateral in substantially all the non-Asian assets of the Company. The interest rates on the Company's outstanding debt were increased, certain fees became payable and warrants to acquire common shares were granted. These loans were paid off through the October 2000 refinancing.

          Capital ExpendituNres. The Company believes that advanced information processing is important in order for it to maintain its competitive position. The Company and all of its subsidiaries have implemented management information systems which run substantially all of the Company's principal data processing and financial reporting software applications.

          In 1999, the Company performed a complete management information system review for the purpose of planning and considering whether to implement a new global Enterprise Resource Planning (ERP) system to fully integrate functions such as finance, manufacturing, distribution and inventory management. In the fourth quarter 2000, the Company selected mySAP.com from SAP America, Inc. as the e-business infrastructure to consolidate systems and streamline business processes across the globe. The estimated timeframe for full implementation of mySAP.com is currently one year for North American operations and two years for European and Asian operations. The estimated cost of the project is approximately $14.0 million including software licensing, hardware, consulting and related expenses.

          Foreign Operations. To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.80 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, there can be no assurance that these relationships will continue.

          The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.3 million in 2000 and $3.5 million in 1999. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principal causes of the foreign translation adjustments, had no material impact on the consolidated results of operations but such adjustments serve to reduce the Company's tangible net worth.

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

Implications to the Company from the Adoption of a European Common Currency

          Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. In 2000, approximately 11% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in an 11-country European common currency, the Euro. The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions other than changes in the exchange rate between the Euro and the dollar which have occurred since the adoption of the Euro.

          In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations.

Item 7A:.   Quantitative and Qualitative Disclosures About Market Risk

          Effective as of the October 2000 refinancing all of the Company's borrowings bear various rates depending on changes in the LIBOR, prime rates or federal funds rate.

          Effective of the October 2000 refinancing the Company's German subsidiary entered into a 50 million Deutsche Mark factoring facility (equal to approximately $24.0 million at December 31, 2000) with Heller Germany. At December 31, 2000 the Company's German subsidiary had three foreign currency contracts in the amounts of $450,000, $550,000 and $500,000 expiring on February 15, 2001, March 15, 2001 and April 15 2001, respectively for the purpose of hedging any potential exchange adjustments on purchases in U.S dollars. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at December 31, 2000 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of approximately $34 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

Item 8.   Financial Statements and Supplementary Data.

           The following financial statements are included in this report:

Page

Independent Auditors' Reports Recoton Corporation and Subsidiaries --	F-1 to F-2

Consolidated Balance Sheets as of December 31, 1999
and 2000

Consolidated Statements of Operations for the years
ended December 31, 1998, 1999 and 2000

Consolidated Statements of Shareholders' Equity for
the years ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements	F-3 F-4 F-5 to F-6 F-7 to F-8 F-9 to F-32

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
Lake Mary, Florida

                    We have audited the accompanying consolidated balance sheets of Recoton Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
February 23, 2001

Independent Auditors' Report

Board of Directors
Recoton Corporation

                     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Recoton Corporation and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Recoton Corporation and Subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

CORNICK, GARBER & SANDLER, LLP

New York, New York
February 26, 1999

RECOTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                            ASSETS                                       December 31,
                                            ------                                       ------------
                                                                                    1999            2000
                                                                                -----------    -------------
Current assets:
    Cash and cash equivalents                                                     $  21,650       $  10,098
    Accounts receivable (less allowance for doubtful accounts
       of $4,716 in 1999 and $3,285 in 2000)                                        201,079         165,625
    Inventories                                                                     140,980         164,596
    Prepaid, refundable and deferred income taxes                                    12,180           9,573
    Prepaid expenses and other current assets                                        11,936          10,241
                                                                                 ----------      ----------

              Total current assets                                                  387,825         360,133

Property and equipment, net                                                          37,192          35,286
Trademarks and patents, net                                                           4,577           4,278
Goodwill, net                                                                        34,941          32,698
Deferred income taxes                                                                13,272          18,882
Other assets                                                                          7,520          12,234
                                                                                 ----------      ----------

              TOTAL ASSETS                                                         $485,327        $463,511
                                                                                 ==========      ==========

                                          LIABILITIES
                                          -----------

Current liabilities:
    Current portion of long-term debt                                             $  14,656       $  11,994
    Accounts payable                                                                 68,995          65,503
    Accrued expenses                                                                 28,891          22,166
    Income taxes payable                                                              3,115           2,249
                                                                                 ----------      ----------

              Total current liabilities                                             115,657         101,912

Long-term debt                                                                      235,739         243,914
Other liabilities                                                                    13,009           4,426
                                                                                 ----------      ----------

              Total liabilities                                                     364,405         350,252
                                                                                 ----------      ----------

Commitments and contingencies

SHAREHOLDERS’ EQUITY
----------------------------

Preferred shares - $1.00 par value each - authorized
    10,000,000 shares; none issued                                                   --               --
Common shares - $.20 par value each - authorized
    40,000,000 shares; issued 12,970,854 shares in
    1999 and 12,986,720 shares in 2000                                                2,594           2,597
Additional paid-in capital                                                           85,316          85,803
Retained earnings                                                                    47,058          42,222
Accumulated other comprehensive income                                               (7,558)        (10,866)
                                                                                 ----------      ----------

              Total                                                                 127,410         119,756

Treasury shares - 1,238,330 shares in 1999 and
    1,239,330 shares in 2000, at cost                                                (6,488)         (6,497)
                                                                                 ----------      ----------

              Total shareholders' equity                                            120,922         113,259
                                                                                 ----------      ----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $485,327        $463,511
                                                                                 ==========      ==========

                                  See accompanying notes to the consolidated financial statements.

RECOTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Years Ended December 31,
                                                        --------------------------------------
                                                            1998         1999           2000
                                                        -----------  -----------   -----------
Net sales                                                  $703,538     $710,250      $649,295

Cost of sales                                               429,334      448,894       402,634
                                                           --------     --------     ---------

Gross profit                                                274,204      261,356       246,661

Selling, general and administrative expenses                231,190      247,764       210,371
Restructuring charge                                             -         3,444           -
Provision for U.S. Customs settlement                        15,000          -             -
                                                          ---------     --------     ---------

Operating income                                             28,014       10,148        36,290

Other (income) expenses:
   Interest expense                                          18,981       26,467        35,879
   Amortization of financing costs                              331        1,164         2,330
   Investment income                                           (464)      (1,294)         (830)
                                                          ---------     --------     ---------

Income (loss) before income taxes and
   extraordinary item                                         9,166      (16,189)       (1,089)
Income tax provision                                          4,836        3,076           794
                                                          ---------     --------     ---------

Income (loss) before extraordinary item                       4,330      (19,265)       (1,883)
Extraordinary item (net of
     income tax benefit of $1,621 for 2000)                      -        (8,765)       (2,953)
                                                          ---------     --------     ---------

NET INCOME (LOSS)                                         $   4,330     $(28,030)    $  (4,836)
                                                          =========     ========     =========

Basic earnings per share:

   Income (loss) before extraordinary item                    $ .37       $(1.64)        $(.16)
   Extraordinary item                                            -          (.75)         (.25)
                                                          ---------     --------     ---------

   Net income (loss)                                          $ .37       $(2.39)        $(.41)
                                                          =========     ========     =========

Diluted earnings per share:
   Income (loss) before extraordinary item                    $ .36       $(1.64)        $(.16)
   Extraordinary item                                            -          (.75)         (.25)
                                                          ---------     --------     ---------
   Net income (loss)                                          $ .36       $(2.39)        $(.41)
                                                          =========     ========     =========

Number of shares used in computing per share amounts:
   Basic                                                     11,656       11,719        11,744
                                                          =========     ========     =========

   Diluted                                                   12,179       11,719        11,744
                                                          =========     ========     =========

See accompanying notes to the consolidated financial statements.

RECOTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         Accumulated
                                                   Additional               Other                             Total
                                   Common Stock     Paid-In    Retained  Comprehensive  Treasury   Stock   Shareholders'
                                 Shares     Amount  Capital    Earnings     Loss         Shares    Amount    Equity
                                ---------- ------  ----------  --------- -------------   -------   ------  -------------

BALANCE - JANUARY 1, 1998      12,797,601  $2,560   $78,376     $70,758    $(6,295)     1,225,167 $(6,116)  $139,283
                                                                                                            --------
Comprehensive income:
   Net income                       -         -        -          4,330        -             -        -        4,330
   Foreign currency translation
      adjustment (net of income
      tax benefit of $124)          -         -        -             -       2,205           -        -        2,205
                                                                                                              ------

Total comprehensive income                                                                                     6,535
Exercise of stock options         136,103      27     2,312          -         -            6,000    (213)     2,126
Repurchases of stock                -          -       -             -         -            4,200    (128)      (128)
Issuance of stock options at
   less than fair market value      -          -        179          -         -             -                   179
                                                        ---                                                      ---

BALANCE - DECEMBER 31, 1998    12,933,704   2,587    80,867      75,088     (4,090)     1,235,367  (6,457)   147,995
                                ----------  ------   ------      ------     ------      ---------  ------    -------

RECOTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        Accumulated
                                                  Additional                Other                             Total
                                   Common Stock     Paid-In   Retained  Comprehensive    Treasury Stock    Shareholders'
                                 Shares    Amount   Capital   Earnings     Loss         Shares     Amount    Equity
                                --------   ------ ----------  --------- -------------   -------   -------  -------------
BALANCE - DECEMBER 31, 1998
    (BROUGHT FORWARD)          12,933,704  $2,587   $80,867     $75,088    $(4,090)     1,235,367 $(6,457)  $147,995
                                                                                                           --------

Comprehensive income:
 Net loss                         -             -        -      (28,030)         -          -          -     (28,030)
 Foreign currency translation
   adjustment (net of income
   tax benefit of $1,264)         -             -        -           -      (3,468)         -          -      (3,468)
                                                                                                            -------

Total comprehensive loss                                                                                     (31,498)
Exercise of stock options          37,150       7       265          -           -          2,613     (24)       248
Repurchases of stock                   -        -         -          -           -            350      (7)        (7)
Value of common stock
  purchase warrants                    -        -     4,184          -           -           -          -      4,184
                               ----------   -----    ------      ------       ------     --------- -------   -------
BALANCE - DECEMBER 31, 1999    12,970,854   2,594    85,316      47,058     (7,558)     1,238,330  (6,488)   120,922
                                                                                                            -------
Comprehensive income:
 Net loss                                                        (4,836)                                      (4,836)
 Foreign currency translation
   adjustment (net of income
   tax benefit of $780)                                                     (3,308)                           (3,308)
                                                                                                             -------
Total comprehensive loss                                                                                      (8,144)
                                                                                                             -------
Exercise of stock options          15,866       3       110                                 1,000      (9)       104
Value of common stock
  purchase warrants                                     377                                                      377
                               ----------  ------   -------     -------   --------       --------- -------  --------
BALANCE - DECEMBER 31, 2000    12,986,720  $2,597   $85,803     $42,222   $(10,866)      1,239,330 $(6,497) $113,259
                               ==========  ======   =======     =======   ========       ========= =======  ========

See accompanying notes to the consolidated financial statements.

RECOTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                             Years Ended December 31,
                                                                      -------------------------------------
                                                                        1998         1999          2000
                                                                     -----------   -----------  -----------
Cash flows from operating activities:
   Net income (loss)                                                  $  4,330     $ (28,030)     $(4,836)
                                                                      --------     ---------      -------

Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:

Depreciation                                                             9,122         9,583        9,046
Amortization of intangibles                                              3,141         3,977        5,093
Amortization of debt discount costs                                          -           677        1,109
Write-off of financing costs relating to
  debt restructuring and refinancing                                         -         7,084        2,014
Provision for (recovery of) losses on accounts receivable                2,743         2,224         (185)
Deferred income taxes                                                      833        (1,744)      (2,151)
Expense applicable to stock options granted at
  prices less than fair market value                                        55             -            -
Provision for U.S. Customs settlement                                   15,000             -            -
Change in asset and liability accounts:
   Accounts receivable                                                 (54,446)      (27,364)      32,790
   Inventories                                                         (18,015)       18,202      (25,161)
   Prepaid and refundable income taxes                                   3,595           151         (126)
   Prepaid expenses and other current assets                            (1,079)          (23)       1,776
   Other assets                                                         (1,044)         (551)        (312)
   Accounts payable and accrued expenses                                 6,586        (1,513)     (17,562)
   Income taxes payable                                                  2,012        (2,018)        (797)
   Other noncurrent liabilities                                             38        (3,786)        (160)
                                                                    ----------      --------      -------
          Total adjustments                                            (31,459)        4,899        5,374
                                                                    ----------      --------       ------
          Net cash provided by (used in)
           operating activities                                        (27,129)      (23,131)         538
                                                                    ----------      --------       ------

Cash flows from investing activities:
  Expenditures for trademarks, patents and
    intellectual property                                                 (196)         (327)        (251)
  Expenditures for property and equipment                              (13,566)       (6,291)      (7,201)
                                                                    ----------      --------       ------
          Net cash used in investing activities                        (13,762)       (6,618)      (7,452)
                                                                    ----------      --------       ------
Cash flows from financing activities:
  Initial proceeds from revolving credit agreement                   $     -         $    -      $146,460
  Net borrowings (repayments) under current
    revolving loan facility                                                -              -        12,322
  Net borrowings (repayments) under previous revolving
    credit agreements                                                   27,526         6,058      (26,999)
  Proceeds from sale of senior notes                                    25,000            -             -
  Proceeds from issuance of senior subordinated notes                      -          35,000       15,000
  Proceeds from long-term bank borrowings                                  -           5,881       50,000
  Repayment of long-term bank borrowings                                (9,438)      (12,093)        (379)
  Repayment of refinanced debt                                             -              -      (191,440)
  Payment of debt financing costs                                         (252)       (4,527)      (9,334)
  Proceeds from exercise of stock options                                1,639           161           62
  Purchases of treasury stock                                             (128)           (7)           -
  Income tax benefit applicable to exercise
    of stock options                                                       487            87           42
                                                                      ---------     ---------   ----------
       Net cash provided by (used in)
         financing activities                                           44,834        30,560       (4,266)
                                                                      ---------     ---------   ----------

Effect of exchange rate changes on cash                                    195          (546)        (372)
                                                                      ---------     ---------   ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       4,138           265      (11,552)

Cash and cash equivalents, beginning of the year                        17,247        21,385       21,650
                                                                      ---------      --------   ----------

CASH AND CASH EQUIVALENTS, END OF THE YEAR                            $ 21,385       $21,650    $  10,098
                                                                      =========       =======    =========

Supplemental disclosures:
  Interest paid                                                       $ 19,056       $25,022    $  32,877
                                                                      ========       =======    =========

  Income taxes paid (refunded)                                        $ (2,512)      $ 5,907    $   2,132
                                                                      ========       =======    =========

See accompanying notes to the consolidated financial statements.

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TOCONSOLIDATED FINANCIAL STATEMENTS

NOTE A -	Summary of Significant Accounting Policies:

Description of Business:

Recoton Corporation and Subsidiaries (collectively, the “Company”) is a developer, manufacturer and marketer of consumer electronic products generally for aftermarket use. The Company’s products are sold primarily to retailers located in the United States and Europe. In addition to its domestic facilities, the Company maintains office and warehouse facilities in Asia, Canada and Western Europe and manufacturing and assembly facilities in the People’s Republic of China.

The Company classifies its business into three principal segments; the Consumer Electronics Accessories Business, the Audio Business, and the Video and Computer Game Business (see Note L for additional information relating to these business segments).

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, operating results, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Subsidiaries' Financial Statements:

The assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at year end rates of exchange. Operating accounts are translated at average rates of exchange during the year. Gains and losses on translation are reflected as a separate component (accumulated other comprehensive income) of shareholders’ equity on the consolidated balance sheet. Also included in accumulated other comprehensive income are the effects of exchange rate changes on certain intercompany balances with foreign subsidiaries which are not intended to be settled on a current basis.

Cash and Cash Equivalents:

Cash equivalents on the balance sheet are comprised of certificates of deposit with an original maturity of three months or less. Due to the nature and size of the Company and the volume of its transactions, it maintains certain domestic cash accounts in excess of FDIC insured limits and cash accounts in foreign banks, which are not insured by the FDIC.

Fair Value of Financial Instruments:

In management’s opinion, the carrying value at December 31, 1999 and 2000 of the Company’s financial instruments approximates their fair values because they either have short maturities, bear variable interest rates or for the majority of long-term debt, there have been no significant changes in the market rates for such debt since it was incurred, restructured or refinanced.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation of Property and Equipment:

Depreciation is computed over the estimated useful lives of the assets on the straight-line method. Interest cost associated with financing of construction is capitalized.

Computer Software Costs:

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. The Company elected early adoption of the SOP for 1998 which resulted in the capitalization of software development costs of approximately $405,000. The after tax effect on net income in 1998 was approximately $221,000 or $.02 per diluted share.

Amortization of Trademarks and Patents:

Trademarks are being amortized over terms of 5 to 40 years. Patents are being amortized over the terms of the related patent, or a shorter period, based on the estimated commercial life of the related product. Accumulated amortization of trademarks and patents was $3,679,000 and $4,229,000 as of December 31, 1999 and 2000, respectively.

Goodwill:

Goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations treated as purchases, is being charged to operations on a straight-line basis over periods of 15 to 30 years. Accumulated amortization of goodwill was $8,453,000 and $10,655,000 as of December 31, 1999 and 2000, respectively.

Deferred Financing Costs:

Deferred financing costs are being amortized over the life of the related debt on the straight-line method. Deferred financing costs were $3,312,000 and $8,392,000 as of December 31, 1999 and 2000, respectively. These costs are included in “Other assets” in the consolidated balance sheet.

Impairment of Long-Lived and Intangible Assets:

The Company follows Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. Management believes that after the 1999 adjustment for impairment disclosed in Note K, the carrying value and useful lives of these assets continue to be appropriate.

Sales Recognition:

Sales are recognized when the product is shipped and all significant obligations of the Company have been satisfied. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company’s warehouse. Provisions are made for anticipated discounts, returns and allowances. The Company incurred bad debt expense of $2,743,000 for the year ended December 31, 1998, $2,224,000 for the year ended December 31, 1999, and had net bad debt recoveries of $185,000 for the year ended December 31, 2000. Additionally, the Company incurred write-offs of uncollectible accounts, net of recoveries, of $1,600,000 for the year ended December 31, 1998, $2,448,000 for the year ended December 31, 1999 and $1,246,000 for the year ended December 31, 2000.

Shipping and Handling Costs:

Shipping and handling costs include all direct costs to deliver inventory to customers. Such amounts, which are included in selling, general and administrative expenses in the statements of operations, aggregated approximately $26,771,000 in 1998, $27,304,000 in 1999 and $26,547,000 in 2000.

Advertising costs:

Advertising expenses are charged to operations at the time the advertising first takes place. Advertising expense charged to operations aggregated approximately $5,847,000 in 1998, $6,932,000 in 1999 and $7,100,000 in 2000.

Research and Development:

Research and development costs for new products aggregated approximately $6,034,000 in 1998, $5,930,000 in 1999 and $6,100,000 in 2000.

Income Per Share:

Basic income (loss) per share amounts are computed using the weighted average common shares outstanding for the period, without regard to outstanding stock options, warrants or other potentially dilutive securities or contingent stock issuances. Diluted earnings per share reflect the dilution that would have occurred if potential dilutive securities were exercised (after application of the treasury stock method) and contingent stock issuances were made.

For the year ended December 31, 1998, the number of shares used to compute the diluted per share amounts included an additional 523,000 shares representing the dilutive effect of outstanding stock options. For the years ended December 31, 1999 and 2000, the effect of outstanding options and warrants was anti-dilutive and, therefore, omitted from the per share computations. (See note F for options outstanding)

Comprehensive Income:

Comprehensive income, representing the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, includes all changes in equity except those resulting from investments by owners and distributions to owners. To date, the Company’s comprehensive income has been comprised of net income and foreign currency translation adjustments.

Foreign Exchange Contracts:

Gains and losses on foreign exchange forward contracts that are designated as hedges are deferred and included in other liabilities or other receivables, respectively. While these instruments are subject to risk of loss from change in exchange rates, these losses would generally be offset by gains on the related exposures. Periodically, the Company has entered into various types of foreign currency agreements, but does not have any significant holding in, nor issue, financial instruments for trading and speculative purposes. The Company uses foreign exchange forward contracts to hedge risk of changes in foreign currency exchange rates associated with firm commitments of less than one year that are denominated in foreign currency.

At December 31, 2000 a German subsidiary of the Company had forward foreign exchange contracts to acquire the $1.5 million which expire through 2001. Such contracts were entered into in order to hedge future purchases. The carrying value of these contracts approximates their fair value.

The forward exchange contracts have little credit risk as the counter-parties in each case are principally large banks with high credit ratings. Such fair values were determined by the Company based upon available market information and appropriate valuation methodologies and accordingly may not be indicative of the amounts the Company would realize in a current market exchange.

Derivative Instruments and Hedging Activities:

In June 1998, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) was issued. In June 2000, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 138”) was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations.

Transfers and Servicing of Financial Assets and Extinguishing of Liabilities:

In September 2000, Statement of Financial Accounting Standards No. 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transaction and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the 2000 financial position or results of operations and the Company anticipates that the additional provisions of SFAS 140 effective in the first quarter of 2001 will not have a material effect on its financial position or results of operations.

NOTE B-	Inventories:

Inventories are summarized as follows:

                                                          (In Thousands)
                                                         As of December 31,
                                                     ------------------------
                                                         1999          2000
                                                     -----------    -----------

           Raw materials and work-in-process           $  27,776      $  30,887
           Finished goods                                 99,391        120,621
           Merchandise in-transit                         13,813         13,088
                                                      ----------    -----------

              Totals                                    $140,980       $164,596
                                                        ========       ========
NOTE C-	Property and Equipment:

Property and equipment are summarized as follows:

                                                            (In Thousands)       Estimated
                                                           As of December 31,    Useful Life
                                                        ----------------------
                                                          1999          2000        (Years)
                                                       ----------    -----------  -------------

           Land                                         $  3,185      $  3,185
           Buildings, leaseholds and improvements         21,561        21,669     10 - 40
           Machinery and equipment                        13,481        14,743      3 - 10
           Furniture, fixtures and office equipment       19,316        22,466      5 - 10
           Tools and dies                                 21,178        21,371      2 - 10
                                                        --------    ----------

                    Totals                                78,721        83,434

           Less accumulated depreciation
              and amortization                            41,529        48,148
                                                         --------      --------

                                                         $37,192       $35,286
                                                         =======       =======
NOTE D -	Long-Term Debt:

Long-term debt included in the consolidated balance sheets is summarized as follows:
                                                                    (In Thousands)
                                                                  As of December 31,
                                                              ------------------------
                                                                    1999          2000
                                                                 ----------    ----------
           Subordinated notes (1)                                 $  35,000      $ 50,000
           Revolving loans (2)                                           -        158,782
           Senior term loans (3)                                         -         50,000
           Senior notes, term loans, mortgages and credit
            facility loans refinanced in October 2000 (4)           218,644            -
           Other                                                        258           186
                                                                 ----------    ----------
                Total                                               253,902       258,968

           Less unamortized debt discount                            (3,507)       (3,060)
                                                                 ----------     ---------
                Balance                                             250,395       255,908

           Less current portion                                     (14,656)      (11,994)
                                                                 ----------     ---------

                Noncurrent portion                                 $235,739      $243,914
                                                                 ==========     =========
A substantial portion of the Company’s outstanding debt at December 31, 2000 is comprised of the proceeds of the October 31, 2000 $235 million “Senior Loan Agreement” which provides for a three year revolving loan and letter of credit facility of up to $185 million and three term loans aggregating $50 million, of which $15 million is payable through October 31, 2002 and $35 million is payable through October 31, 2003. Additionally, on October 31, 2000, the Company entered into the “Subordinated Loan Agreement” with its then existing senior lenders which provides for an additional $15 million loan due on October 31, 2003.

Approximately $191.4 million of the funds obtained from the October 31, 2000 loan transactions were used to repay the then outstanding borrowings resulting from the Company’s September 1999 Debt Restructuring and other outstanding loans.

As a result of the October 2000 debt refinancing and the extinguishment of the loans payable pursuant to the prior year’s Debt Restructuring, the Company recorded an extraordinary charge in 2000 of approximately $3 million, net of a tax benefit of $1.6 million, representing the final adjustment to the yield-maintenance fee payable caused by the further acceleration of the debt repayment date and the write-off of unamortized debt discount and financing costs associated with the repaid debt.

In addition, on October 31, 2000, the Company’s German subsidiaries entered into a 50 million Deutsche Mark annually renewable revolving credit facility (equal to approximately $24 million at December 31, 2000) of which approximately $16 million was outstanding at December 31, 2000. The facility, in part, supports a $13 million letter of credit issued in favor of the senior debt holders as security for the loans under the Senior Loan Agreement. Borrowings under the facility bear interest at 2.5% over the Euro LIBOR rate (approximately 7.3% at December 31, 2000).

The outstanding borrowings under the Senior Loan Agreement and Subordinated Loan Agreement at December 31, 2000 are collateralized by substantially all of the operating assets of the Company and its subsidiaries in the United States and Canada and a pledge of 65% of the capital stock of the Company’s first tier foreign subsidiaries.

The loan agreements provide for, among other things, the maintenance of various specified financial ratios and minimum tangible net worth requirements (as defined), contain limitations and restrictions on additional borrowings, the payment of dividends, repurchases of the Company’s common stock, engaging in business not directly related to the consumer electronics industry, investments, mergers and sales of the Company’s assets, other than in the ordinary course of business (as defined). The Company was in compliance with these covenants as of December 31, 2000 and management believes it will be in compliance through 2001.

(1)	Notes of $15 million payable on October 31, 2003 bear interest at 5.75% over the greater of the prime rate or the federal funds rate plus .50% (15.25% at December 31, 2000) while notes of $35 million, payable on February 4, 2004 currently bear interest at 16.5% a year.

(2)	Provides for up to $185 million for loans and letters of credit to October 31, 2003 with advances limited to 80% of eligible accounts receivable and 65% of eligible inventory and amounts collateralized by letters of credit under the German facility. Advances equal to an additional 5% of eligible inventory (up to $10 million) are available during “in season periods.” Total amounts advanced for inventories are limited to $130 million. The lenders may decrease the foregoing advance rates at their option. Interest is payable at the Company’s option at either 2.50% over LIBOR or .75% over the greater of the prime rate or the federal funds rate plus .50% (weighted average rate of 9.38% on outstanding borrowings at December 31, 2000).

(3)	Loans of $15 million are payable $1.875 million quarterly through October 31, 2002. Interest on these loans is payable, at the Company’s option, at either 5.00% over LIBOR or 3.25% over the greater of prime or the federal funds rate plus .50% (weighted average rate of 11.88% at December 31, 2000). Loans of $20 million are payable $.5 million quarterly through June 30, 2003, with a final payment of $14.5 million on October 31, 2003. Interest on these loans is payable, at the Company’s option, at either 2.75% over LIBOR or 1% over the greater of prime or the federal funds rate plus .50% (weighted average interest rate of 9.53% at December 31, 2000). For the remaining $15 million of loans, the first principal payment (based on an amount, of the outstanding revolving loans at that date, as defined) is due on October 31, 2002, with the balance payable in twelve equal monthly installments. These loans bear interest at 3% over the greater of prime or .50% over the federal funds rate (12.5% at December 31, 2000).

(4)	In September 1999, the Company entered into a Master Restructuring Agreement (“Debt Restructuring”) with its banks and senior note holders. As a result of the Debt Restructuring, the bank credit facility, with an outstanding balance of $74.6 million, was modified whereby no new borrowings were allowable, repayments made by the Company were not available for reborrowing and the due date was extended to June 30, 2001. The Debt Restructuring provided for a $50 million revolving credit agreement with the bank and senior note holders, expiring in June 2001. In addition, a new term loan of approximately $5.9 million was made to the Company, the proceeds of which were used to repay two existing term loans. The new term loan was combined with a remaining term loan to form a single loan aggregating $14.6 million, payable on June 30, 2001. (see 2000 refinancing above)

The Debt Restructuring included the modification of the terms of the senior notes payable, which aggregated $100 million, including the acceleration of their maturity to June 30, 2001 and a 3% increase in the interest rates. As a result of the accelerated maturity, the senior note holders became entitled to receive a “yield-maintenance” fee (as defined). For financial accounting purposes, the modification of the senior notes was treated as creating a substantially different instrument with the result that the previously outstanding senior notes were considered to be extinguished and the notes with the revised terms were considered as new debt. Accordingly, the Company recorded an extraordinary charge in 1999 of approximately $8.8 million consisting of the then present value of the yield-maintenance fee of approximately $7.1 million (computed based on interest rates in effect as of the date of the restructuring), the write-off of unamortized original debt issue costs of approximately $1 million and approximately $700,000 of other fees paid to the note holders.

In connection with the 1999 Debt Restructuring, the Company paid the lenders’ fees of approximately $1,875,000, which were being amortized over the life of the related debt and the Company issued warrants to purchase 275,000 shares of the Company’s common shares, of which 250,000 with a fair value of $874,000 were issued in 1999 and 25,000 with a fair value of $243,000 were issued in 2000. The fair value of the warrants was recorded as debt discount cost and was being amortized over the life of the related debt.

The noncurrent portion of long-term debt outstanding at December 31, 2000 (before debt discount) is payable approximately $10.1 million in 2002, $201.8 million in 2003 and $35 million in 2004.

Outstanding letters of credit under the domestic and foreign lines aggregated approximately $15.2 million at December 31, 2000. Such amounts reduce the amounts available for direct borrowings under the lines.

NOTE E -	Shareholders’ Equity:

The Recoton Corporation Stock Bonus Plan provides for the issuance to officers and key employees an aggregate of up to 300,000 shares of stock held in treasury, of which 261,396 shares are available for future grants at December 31, 2000. Such plan is administered by a committee of the Board of Directors. Awards under the plan are charged to operations based on the fair market value of the shares at the date of issuance.

In previous years the Board of Directors authorized the repurchase by the Company of up to 500,000 of its outstanding common shares. Through December 31, 2000, the Company has repurchased 48,352 shares. Future repurchases of shares are limited under the terms of the Company’s loan agreements (see Note D).

The Company’s shareholders’ rights plan becomes operative in certain events involving the acquisition of 20% or more of the Company’s common shares or the commencement of a tender or exchange offer by any person or group in a transaction not approved by the Company’s Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board at a redemption price of $0.01 per right, entitles its holder to purchase for $100 an amount of common shares of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. The Company has reserved 250,000 Series A Junior Participating Preferred Shares in connection with the rights plan.

In connection with the exercise of incentive stock options, in 1998 15,500 common shares were issued in exchange for 6,000 previously issued common shares with a market value of approximately $213,000, plus cash of approximately $15,000. In 1999, 21,334 common shares were issued in exchange for 2,613 shares of previously issued common shares with a market value of $24,000 and in 2000, 8,000 common shares were issued in exchange for 1,000 shares of previously issued common shares with a market value of $9,000. Other transactions with respect to stock options are described in Note F.

In connection with the sale of senior subordinated notes in February 1999, the Company issued 310,000 common stock purchase warrants with an initial fair value of $2,491,000 immediately exercisable at $18.26 a share and which expire in February 2004. Pursuant to the Debt Restructuring in September 1999 (see Note D), the exercise price was reduced to $7.77 a share which increased the fair value by approximately $469,000.

In September 1999, pursuant to the Debt Restructuring (see Note D), the Company issued warrants to purchase 350,000 of the Company’s common shares with a fair value of $1,224,000, which are immediately exercisable at $7.77 a share and which expire in September 2004.

In October 2000, the Company issued warrants to its former senior lenders (see Note D) to purchase 25,000 common shares with a fair value of $243,000, which are immediately exercisable at $14.88 a shares and expire in October 2005.

Pursuant to the debt refinancing in October 2000, the Company issued warrants to purchase 25,000 common shares with a fair value of $134,000, which are immediately exercisable at $13.28 a share and expire in October 2005.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model using approximately the same expected volatilities and average risk free interest rates as described in Note F and average expected holding periods of 5 years.

NOTE F -	Stock Options:

At December 31, 2000, the Company has two stock option plans. Options are outstanding to purchase 1,581,802 shares under the 1991 Stock Option Plan. No additional options are available for grant under this plan. The Company’s 1998 Stock Option Plan provides for the granting of options to purchase up to 2,500,000 common shares. Such options may be either incentive stock options (as defined in the Internal Revenue Code) or nonqualified options. At December 31, 2000, options to purchase 1,643,900 shares are available for grant under this plan.

An employment agreement with Mr. Robert Borchardt, the Company’s President, Chairman of the Board and Chief Executive Officer, provides for the granting of nonqualified options each year for the duration of the agreement based on a formula related to annual increases in consolidated net income, as defined. Pursuant to the agreement, options to purchase 130,975 shares were granted in 1998 applicable to the Company’s 1997 operations. No options were granted in connection with the Company’s subsequent years’ operations.

Also, at December 31, 2000, there are non-plan nonqualified options outstanding to purchase an aggregate of 28,250 shares of common stock, of which options to purchase 7,500 shares at $20.67 a share were granted to a director of the Company. The non-plan options also include options to purchase 10,000 common shares at a price of $13.50 a share granted to certain non-U.S. employees in 1998. The $55,000 difference between the aggregate option price and the fair market value of the Company’s shares at the date of issuance of the options was charged to operations and credited to additional paid-in capital in 1998. Additionally, in 1998 the Company issued to a consulting firm a non-plan option to purchase 10,000 common shares for $25.50 a share. The $124,000 fair value of the options at the date of grant was credited to additional paid-in capital in 1998 and is being amortized to operations over the term of the consulting agreement, which expires in January 2001.

The length, vesting schedule, option price and other terms of the options are determined at the time each option is granted, although the term of plan options cannot exceed 10 years and incentive stock option prices may not be less than the fair market value of the stock on date of grant. Since all outstanding plan options to officers and employees were granted for at least the fair market value of the Company’s shares at the dates of grant and are considered fixed plan options, no charge has been made to operations for these options. No income tax benefit is received by the Company upon the granting or exercise of incentive stock options but it may receive income tax benefits from nonqualified stock options when they are exercised and from certain incentive stock options if the shares are resold within one year of exercise. Such income tax benefits are credited to additional paid-in capital when realized.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” for stock options granted to employees, officers and directors and, therefore, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for stock option plans. Accordingly, no compensation cost has been recognized for options granted under its stock option plans. If the Company had elected to recognize compensation cost for options granted under these plans based on their fair values at the grant dates, consistent with the method of SFAS No. 123, the pro forma net income (loss) and income (loss) per share would be as follows:

                                                 Years Ended December 31,
                                            ------------------------------------
                                              1998        1999         2000
                                            --------     --------    -----------
                                                 (In thousands, except per
                                                   share information)
           Net income (loss):
             As reported                    $4,330    $(28,030)      $(4,836)
             Pro forma                       1,245     (29,273)       (7,164)
           Income (loss) per share:
             Basic:
             As reported                      $.37      $(2.39)        $(.41)
             Pro forma                         .11       (2.50)         (.61)
           As diluted:
             As reported                      $.36      $(2.39)        $(.41)
             Pro forma                         .10       (2.50)         (.61)
The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              1998        1999         2000
                                             --------   ----------   ---------

         Expected volatility                  47.2%       57.4%        59.5%
         Average risk-free interest rate       5.6%        6.3          6.0%
         Average expected holding period,
           in years                              7           6            6
A summary of the status of the Company’s outstanding stock options as of December 31, 1998, 1999 and 2000 and changes during the years then ended is presented below:

                                                       Years Ended December 31,
                               --------------------------------------------------------------------------
                                        1998                      1999                      2000
                               -----------------------    ----------------------   ----------------------
                                            Weighted                  Weighted               Weighted
                                            Average                   Average                 Average
                                            Exercise                   Exercise              Exercise
                                 Shares      Price        Shares        Price      Shares     Price
          Stock Options          (000's)    Per Share     (000's)     Per Share    (000's)   Per Share
   --------------------------    -------    ---------    --------    ----------   -------   ---------

   Outstanding at beginning
     of year                      1,346       $13.26       1,835        $14.06       2,522      $12.00
   Granted                          662        15.92         836          7.47          65       11.41
   Exercised                       (136)       13.61         (37)         4.99         (16)       3.31
   Forfeited/expired                (37)       19.75        (112)        14.15        (105)      10.11
                                  -----       ------       -----        ------       -----      ------

   Outstanding at end of year     1,835       $14.06       2,522        $12.00       2,466      $12.13
                                  =====       ======       =====        ======       =====      ======

   Exercisable at year end        1,075       $13.25       1,246        $13.70       1,649      $12.98
                                  =====       ======       =====        ======       =====      ======

   Weighted - average fair
     value of options granted
     during the year                         $  8.95                   $  4.42                 $  7.03
                                             =======                   =======                 =======
NOTE F -	The following table summarizes information about stock options outstanding at December 31, 2000:

                                                 Options Outstanding               Options Exercisable
                                      ---------------------------------------     --------------------
                                                    Weighted        Weighted                  Weighted
                                                     Average         Average                   Average
                                                    Remaining       Exercise                  Exercise
                    Range of          Shares       Contractual        Price       Shares       Price
                 Exercise Prices      (000's)         Life          Per Share     (000's)     Per Share
              -------------------     -------     --------------    ---------     -------     ---------

              $  3.33                     149        .8 years         $ 3.33          149       $  3.33
                 7.44   to 10.44          796       8.9 years           7.52          266          7.45
                 11.06  to 16.75        1,298       5.5 years          14.40        1,080         14.59
                 18.07  to 25.50          223       6.1 years          21.19          154         20.59
                                       ------                                      ------

                        Totals          2,466                                       1,649
                                        =====                                       =====
NOTE G -	Income Taxes:

Income taxes applicable to income (loss) before extraordinary items on the statements of operations are comprised of the following:

                                                      (In Thousands)
                                                 Years Ended December 31,
                                          -------------------------------------
                                             1998          1999          2000
                                          ----------    ----------   ----------

     Currently payable (refundable):
         Federal                           $     273       $   867     $     16
         State and local                         (61)         (116)         (74)
         Foreign                               3,791         4,069        1,382
                                            --------       -------      -------

               Totals                          4,003         4,820        1,324

     Deferred                                    833        (1,744)        (530)
                                            --------       -------     --------

               Net provision                  $4,836        $3,076     $    794
                                              ======        ======     ========
Pretax income (loss) before extraordinary items was derived from foreign and domestic sources as follows:

                                                      (In Thousands)
                                                 Years Ended December 31,
                                          ------------------------------------
                                             1998          1999          2000
                                          ----------    ----------   ---------

                Foreign                   $ 34,344      $ 11,032      $   (299)
                Domestic                   (25,178)      (27,221)         (790)
                                           -------       -------      --------

                         Totals           $  9,166      $(16,189)     $ (1,089)
                                          ========      ========      ========
The following table reconciles statutory U.S. federal income taxes on the Company’s income (loss) before income taxes and extraordinary item to the Company’s actual income tax provision (benefit):

                                                           (Dollar Amounts in Thousands)
                                                             Years Ended December 31,
                                     ---------------------------------------------------------------------
                                               1998                 1999                 2000
                                       --------------------  -------------------- ------------------------
                                         Rate       Amount     Rate      Amount      Rate         Amount
                                       ---------   -------    -------   --------   ---------     --------

    Statutory U.S. Federal income
       tax provision (benefit)           34.0%      $ 3,116   (34.0)%    $(5,504)   (34.0%)   $   (370)
    Effect of:
       State and local income
          tax provision (benefit)
          (net of federal effect)         2.1           187    (4.8)        (769)    (7.8)         (85)
       Difference between U.S.
          and foreign income tax
          rates on earnings and
          distributions of foreign
          subsidiaries                  (59.6)       (5,463)  104.7       16,959    498.3        5,428
       Foreign and other income
          tax credits                                         (65.1)     (10,543)  (903.1)      (9,839)
       Provision for expected U.S.
         Customs settlement              53.3         4,889    (8.6)      (1,394)
       Valuation reserves on
         deferred tax assets             15.5         1,419     7.3        1,175    472.4        5,147
       Alternative minimum tax                                  5.9          950
       Other items (net)                  7.5           688    13.6        2,202     47.0          513
                                         ----       -------    ----      -------  -------      -------
    Actual income tax
       provision                         52.8%      $ 4,836    19.0%     $ 3,076     72.8%     $   794
                                         ====       =======    ====      =======  =======      =======
The earnings from the Company’s Asian operations are taxed locally at a current maximum tax rate of 16%. However, the effective tax rate from Asian operations has been dependent on the proportion of earnings from mainland China. Since January 1996, a subsidiary of the Company with manufacturing operations in mainland China was granted a five year “tax holiday,” comprised of a full exemption from income taxes for the first two years and a 50% reduction from the statutory 15% tax rate for the next three years which ended on December 31, 2000. As a result of the tax holiday, the Company has saved an aggregate of $7,890,000 in income taxes. The savings on a diluted per share basis were $.20 in 1998 and $.04 in 1999 and nil in 2000.

At December 31, 1998, no determination had been made as to what portion of the expected settlement with the U.S. Customs Service might be deductible for income tax purposes (see Note J). Accordingly, no deduction was made for this item in the computation of income taxes for 1998. In accordance with the terms of the settlement in 1999, $4.1 million was tax deductible and the resulting income tax benefit was included with the 1999 income tax provision.

Before 1999, the Company did not provide for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries were considered indefinitely invested. However, as a result of business requirements of its domestic operations caused in part from the provisions of the 1999 Debt Restructuring agreement (Note D), in 1999 the Company repatriated $41 million of such earnings, of which $18.8 million was previously taxed as U.S. Sub-part F income and in 2000, the Company repatriated an additional $7.8 million of earnings. At December 31, 2000, additional taxes would aggregate approximately $15.8 million based on the Hong Kong subsidiaries’ remaining undistributed earnings which aggregate approximately $59 million for income tax purposes. The foregoing amounts are stated net of U.S. Sub-Part F taxes paid, or payable, which are considered the equivalent of repatriated earnings. The Company’s effective income tax rate on future earnings from Hong Kong and additional U.S. income taxes on the Hong Kong retained earnings at December 31, 2000 are, in part, dependent upon the Company’s future domestic cash requirements. While the Company currently projects that its Hong Kong retained earnings at December 31, 2000 will remain indefinitely invested, such estimate continues to be subject to future revision based upon general economic conditions and market conditions in the consumer electronics industry.

Deferred tax assets and liabilities and the principal temporary differences from which they arise are:

                                                                                    (In Thousands)
                                                                                     December 31,
                                                                               ------------------------
                                                                                   1999          2000
                                                                               ----------    ----------
         Deferred tax assets:
            Allowance for estimated doubtful accounts and
              estimated sales returns, allowances and discounts                  $2,792       $  1,818
            Tax basis adjustments to inventory                                    6,171          4,500
            Deferred compensation accruals                                          633            745
            Difference in basis and amortization periods of patents,
              trademarks and package design costs                                 2,128          1,731
            Cumulative foreign translation adjustment                             2,054          2,840
            Debt restructuring costs                                              2,209
            Net operating loss and tax credit carryforwards                      11,671         23,295
            Other                                                                   784            399
                                                                                -------       --------

                   Total                                                         28,442         35,328

            Less valuation allowance                                             (4,395)        (9,542)
                                                                                -------       --------

                   Total deferred tax assets                                     24,047         25,786
                                                                                -------        -------

         Deferred tax liabilities:
           Accelerated depreciation of property and equipment                     1,028            245
           Tax basis adjustments to prepaid catalog costs                           193            121
                                                                                -------       --------

                   Total deferred tax liabilities                                 1,221            366
                                                                                -------       --------

                   Net deferred tax assets                                      $22,826        $25,420
                                                                                =======       ========

         The increase in the valuation allowance is analyzed as follows:

           Foreign tax credit carryforwards                                                   $  4,250
           Foreign net operating loss carryforwards                                                228
           Net adjustment of loss carryforwards and
            other items related to 1996 Jensen acquisition                                         543
           Other                                                                                   126
                                                                                              --------

                   Total                                                                      $  5,147
                                                                                              ========
The Company has net operating loss carryforwards in the United Kingdom of approximately $7.4 million, which are available to be applied against future earnings in the United Kingdom. Additionally, at December 31, 2000, the Company has a domestic net operating loss carryforward of approximately $3.2 million expiring in 2020 and tax credit carryforwards of approximately $15.5 million of which approximately $12.4 million expire in 2004 and the balance expires between 2005 and 2019. The Company has recorded a deferred tax asset for the tax benefit of the foregoing carryforwards and a valuation allowance for the tax benefit of such carryforwards which it estimates is not likely to be realized prior to expiration. If the amount subject to valuation allowance attributable to preacquisition loss carryforwards of acquired businesses is subsequently realized, the income tax benefit will be recorded as a reduction of the then unamortized goodwill related to the acquisition.

NOTE H -	Employee Benefit Plans:

The Company’s profit sharing plans for eligible domestic nonunion employees provide for annual contributions as authorized by the Board of Directors of up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $400,000 in 1998, $434,000 in 1999 and $400,000 in 2000.

NOTE I -	Commitments and Contingencies: Leases:

Aggregate minimum rental payments under long-term leases of premises which expire at various dates through 2013 are as follows:

                Year ending December 31:                 (In Thousands)
                    2001                                 $       4,648
                    2002                                         3,502
                    2003                                         2,257
                    2004                                         1,901
                    2005                                         1,707
                Subsequent to December 31, 2005                  7,546
                                                         -------------

                    Total                                $      21,561
                                                         =============
Rent expense was $6,312,000 in 1998, $5,806,000 in 1999 and $6,390,000 in 2000.

NOTE I -	Commitments and Contingencies: Employment Agreement:

The Company’s employment agreement with Mr. Robert Borchardt, the Company’s President, Chairman of the Board and Chief Executive Officer, provides for a base annual salary ($1,137,000 for 2000) to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. The agreement terminates on December 31, 2004 and is automatically renewable for successive two year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

In connection with certain business acquisitions and the formation of new subsidiaries in prior years, the Company entered into employment agreements with certain key employees, which expire at various times through November 2002. The agreements provide for specified annual salaries. Certain agreements include provisions for annual increases based on changes in consumer price indexes and provide for performance based bonuses relating to the results of operations of the acquired entity or newly formed subsidiary, which are payable in either cash, stock or a combination thereof at the Company’s option.

Legal Proceedings:

Various suits and claims arising in the course of business are pending against the Company. In the opinion of management, dispositions of these matters are not expected to materially affect the Company’s consolidated financial position, cash flows or results of operations.

NOTE J -	Customs Settlement:

In 1998, the Company recorded a provision of $15 million for the expected settlement and related fees and costs relating to an ongoing investigation by the U.S. Customs Service and the U.S. Attorney’s Office in Orlando, Florida which began in 1994.

The agreements with the United States Customs Service and the United States Attorney’s Office for the Middle District of Florida entered into in 1999 settled the matter with the Company entering a guilty plea to a number of counts involving country of origin mismarkings and undervaluation of imports and agreeing to pay $14 million in varying installments through October 31, 2002, including interest at 7% a year. The $4.7 million outstanding liability at December 31, 2000 is comprised of $2.5 million due in 2001 and $2.2 million due in 2002.

NOTE K -	Business Restructuring and Related Costs:

In September 1999, the Company adopted a strategic business plan designed to improve operating efficiencies, increase future profitability, improve cash flow and increase the return on assets through a combination of staff reductions, consolidation of certain businesses, reduction or elimination of certain product lines and sales of certain assets. The results of operations for the year ended December 31, 1999 reflect a restructuring charge of approximately $3.4 million, which includes approximately $2.2 million for severance benefits associated with the elimination of positions and approximately $1.2 million primarily relating to lease terminations and related costs. Amounts charged against the reserve aggregated approximately $1.6 million in 1999 and approximately $1.5 million in 2000. The remaining accrued balance at December 31, 2000, aggregating approximately $294,000, relates primarily to unpaid severance installments.

In connection with the plan, the Company also recorded and included in cost of sales approximately $8.3 million of inventory write-downs relating to products to be reduced or eliminated. Additionally, in 1999 the Company recorded and included in selling, general and administrative expenses other charges totaling approximately $5.8 million applicable to the value of assets to be sold, the valuation of related receivables and other assets and the costs of developing the plan.

NOTE L -	Segment Information and Geographical Data:

The Company operates three business segments, as follows:

Consumer Electronics Accessories Business - Consists of the accessories’ operations of Recoton Corporation and certain other subsidiaries. Products sold include 900 MHz and other wireless technology products and other consumer electronic accessories.

Audio Business - Consists of the home and mobile audio business of Recoton Audio Corporation and its United States and European subsidiaries. Products sold include high-performance and home theater loudspeaker systems and mobile audio products.

Video and Computer Game Business - Consists of the manufacturing operations of STD Holdings Limited and its Hong Kong and other Chinese subsidiaries and the sale and distribution of peripherals and other accessories to enhance the enjoyment of playing video and computer games. This segment also manufactures certain products sold by the Company’s other business segments. The profits on these products have been allocated to the other segments.

Each segment’s earnings before corporate interest and income taxes are reported to the Company’s chief operating decision-makers. General corporate expenses other than certain interest costs are allocated to each segment on the basis used for internal management decision making purposes; certain interest expense, the 1998 provision for the U.S. Customs settlement and assets jointly utilized by more than one business segment are reflected as “unallocated corporate” in the following presentation.

The following table presents certain operating segment information:

                                                                  (In Thousands)
                                        --------------------------------------------------------------
                                                                                                                                      ---------
                                         Consumer                  Video and
                                         Electronics               Computer
                                         Accessories  Audio        Game       Unallocated
                                         Business     Business     Business   Corporate      Total
                                         ---------   ---------    ---------   ---------    ---------
          1998:
          ----
            Net sales:
             External customers           $222,362    $237,253     $243,923   $    --       $703,538
             Intersegment                      343       1,748       34,962        --         37,053
            Interest expense                 1,071         747          500      16,663       18,981
            Depreciation and
               amortization                  4,327       4,024        3,599         313       12,263
            Provision for U.S.
               Customs settlement             --          --           --        15,000       15,000
            Income (loss) before
             income taxes and
               extraordinary item           14,503        (817)      27,456     (31,976)       9,166
            Identifiable assets            104,293     171,520      157,476      49,794      483,083
            Property and equipment
               additions                     1,639       4,200        4,586       3,141       13,566

          1999:
          ----
            Net sales:
              External customers          $222,453    $254,909     $232,888   $    --       $710,250
              Intersegment                     419       3,290       36,381        --         40,090
            Interest expense                   489         630          439      24,909       26,467
            Depreciation and
                amortization                 3,814       4,264        4,186       1,296       13,560
            Restructuring charge               690       2,654         --           100        3,444
            Income (loss) before
                income taxes and
               extraordinary item            7,626      (5,348)       9,339     (27,806)     (16,189)
            Identifiable assets            100,785     161,107      152,888      70,547      485,327
            Property and equipment
               additions                       309         902        2,599       2,481        6,291

           2000:
           -----
            Net sales:
              External customers         $ 231,671   $ 239,980     $177,644   $       -     $649,295
              Intersegment                      65       1,168        6,592           -        7,825
              Interest expense                 222         758          689      34,210       35,879
              Depreciation and
                amortization                 3,343       3,950        4,516       2,330       14,139
              Income (loss) before
                income taxes and
                extraordinary item          30,804      17,294      (13,134)    (36,053)      (1,089)
              Identifiable assets           94,327     157,030      142,862      69,292      463,511
              Property and equipment
                additions                      200         333        3,815       2,853        7,201
In 1998 and 1999, sales to one customer represented approximately 17% and 17% of consolidated net sales, respectively. In 2000, sales to two customers represented 19% and 11%, respectively. In all three years, sales to these customers were made by each of the Company’s reportable business segments. Revenue from export sales from the United States was less than 10% of consolidated net sales in each of the three years ended December 31, 2000. The Company currently sources certain products from single suppliers. However, to lessen the risks of off-shore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources.

Net sales to customers and long-lived tangible assets by geographic area are as follows:

                                                                   (In Thousands)
                                                              Years Ended December 31,
                                                    --------------------------------------------
                                                        1998            1999             2000
                                                    -----------     -----------     ------------
             Net sales to customers in:
                United States                          $548,374        $555,125         $531,725
                Europe                                  105,373         114,564           71,824
                Other                                    49,791          40,561           45,746
                                                      ---------       ---------         --------

                         Totals                        $703,538        $710,250         $649,295
                                                       ========        ========         ========

                                                                   (In Thousands)
                                                                 As of December 31,
                                                    --------------------------------------------
                                                       1998             1999             2000
                                                    -----------     -----------      -----------
             Long-lived tangible assets:
                United States                         $  34,559        $ 33,338         $ 32,148
                Europe                                    3,723           3,164            2,401
                Other                                     5,876           4,898            4,579
                                                    -----------      ----------       ----------

                         Totals                       $  44,158        $ 41,400         $ 39,128
                                                      =========        ========         ========
NOTE M -	Selected Quarterly Information (unaudited):

Unaudited, summarized financial data by quarter for 2000 and 1999 is as follows (in thousands except per share data):

                                                  First           Second        Third        Fourth
Year Ended December 31.                          Quarter          Quarter       Quarter      Quarter
                                                 -------          -------       --------     -------

2000
----
Total Revenues                                   $145,463         $136,678      $157,582     $209,572
Gross Profit                                       52,930           51,949        58,474       83,309
Net Income(loss) before
  extraordinary item                               (2,624)          (2,793)       (1,929)       5,463
Extraordinary item                                    -                -             -         (2,953)
                                                ---------        ---------      --------      -------
Net Income (loss)                                $ (2,624)       $  (2,793)     $ (1,929)    $  2,510
                                                 ========        =========      ========      =======

Basic Earnings Per Share:
Income (loss) Before Extraordinary Item          $   (.22)       $     (.24)    $   (.16)    $    .47
Extraordinary Item                                      -                -            -          (.25)
                                                 --------         ---------     ---------    --------
     Net Income (Loss)                           $   (.22)       $     (.24)    $   (.16)   $     .22
                                                 ========         =========     =========    ========

Diluted Earnings Per Share:

Income (Loss) Before Extraordinary Item          $    (.22)      $     (.24)    $   (.16)    $    .45
Extraordinary Item                                       -                -           -          (.24)
     Net Income (Loss   )                        $    (.22)      $     (.24)    $   (.16)    $    .21
                                                 =========       ==========     ========     ========

1999
----

Total Revenues                                  $ 143,906        $ 141,798      $174,172    $ 250,374
Gross Profit                                       55,908           49,318        60,021       96,109
Net Income (loss) before
  extraordinary item                               (1,464)          (7,791)      (17,910)       7,898
Extraordinary item                                      -                -        (8,765)
                                                 --------          -------      --------     --------
     Net Income (loss)                           $ (1,464)       $  (7,791)     $(26,675)    $  7,898
------------                                     ========          =======      ========     ========

Basic Earnings Per Share:
Income (Loss) Before Extraordinary Item          $   (.13)       $    (.67)    $   (1.52)      $  .67
Extraordinary item                                      -                -          (.75)           -
                                                ---------           ------       -------      --------
     Net Income (loss)                            $  (.13)       $    (.67)    $   (2.27)    $    .67
                                                =========           ======        ======       ========

Diluted Earnings Per Share:
Income (Loss) Before Extraordinary Item           $  (.13)       $    (.67)    $   (1.52)    $    .67
Extraordinary item                                      -                -          (.75)           -
                                                ---------         --------        ------     --------
     Net Income (loss)                            $  (.13)       $    (.67)    $   (2.27)    $    .67
                                                =========         ========       =======     ========

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

          That portion of Recoton's definitive proxy statement for the annual meeting in 2001 appearing under the caption "Election of Directors" (or comparable language) is incorporated by reference. The information regarding the executive officers of Recoton is contained under "Executive Officers of Recoton" under Item 1 to this Report.

Item 11.   Executive Compensation.

          That portion of Recoton's definitive proxy statement for the annual meeting in 2001 appearing under the caption "Compensation of Executive Officers" (or comparable language) is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

          That portion of Recoton's definitive proxy statement for the annual meeting in 2001 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" (or comparable language) is incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

          That portion of Recoton's definitive proxy statement for the annual meeting in 2001 appearing under the caption "Certain Relationships and Related Transactions" (or comparable language) is hereby incorporated by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1) and (2). Financial Statements and Financial Statement Schedules:

See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" of this Report.

          (a)(3). Exhibits Required to be Filed by Item 601 of Regulation S-K:

(3) Articles of Incorporation and By-Laws:

3.1A	Restated Certificate of Incorporation of Recoton Corporation, as filed January 28, 1997 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1996)

3.1B

Amendment to Restated Certificate of Incorporation of Recoton Corporation, as filed June 25, 1998 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998)

3.2	By-Laws of Recoton as amended October 19, 1995 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

(4) Instruments defining the rights of security holders, including indentures::

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

4.2A

Rights Agreement, dated as of October 27, 1995, between Recoton Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated October 27, 1995)

4.2B

First Amendment, dated as of June 9, 1999, between Recoton Corporation and ChaseMellon Shareholders Services, L.L.C. (f/k/a ChemicalMellon Shareholder Services, L.L.C.) to Rights Agreement dated as of October 27, 1995, executed on June 28, 1999 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A 12g/A dated June 28, 1999)

(10) Material contracts(an asterisk indicates management contracts and compensatory plans or arrangements):

10.1

Employment Agreement between Recoton Corporation and Robert L. Borchardt, dated October 25, 1995 (incorporated by reference to Exhibit (10)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)*

10.2

Deferred Compensation Agreement, effective as of July 1, 1982, between Recoton and Robert Borchardt (incorporated by reference to Exhibit 10(C) to the Registrant’s Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097)*

10.3

Deferred Compensation Agreement, effective as of October 1, 1982, between Recoton and Peter Wish (incorporated by reference to Exhibit 10(E) to the Registrant’s Registration Statement on Form S-2, filed on October 12, 1983, File No. 2-87097)*

10.4A

Split Dollar Life Insurance Agreements, effective as of February 24, 1989, among Recoton and Trudi Borchardt and Marvin Schlacter and Robert Borchardt in the aggregate face amount of $2,750,000 (incorporated by reference to Exhibit 10(G) to the Registrant’s Form 10-K for the year ended December 31, 1988)*

10.4B

Split Dollar Life Insurance Agreements, effective as of December 17, 1993, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amounts of $6,500,000 (“First Policy”); $3,500,000 (“Second Policy”); and $1,300,000 (“Third Policy”) (incorporated by reference to Exhibit 10(G) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.4C

Amendment to Split Dollar Life Insurance Agreements Dated as of December 17, 1993, dated as of November 6, 1998, to amend principal amount of First Policy to $10,000,000 and to terminate Second Policy (incorporated by reference to Exhibit 10.5(C) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.4D

Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,250,000 (incorporated by reference to Exhibit 10.5(D) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.4E

Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,000,000 (incorporated by reference to Exhibit 10.5(E) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.5

Recoton Corporation 1991 Stock Option Plan, as revised March 23, 1998, and form of option agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)*

10.6

Recoton Corporation Nonqualified Stock Option Plan, as revised March 23, 1998 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)*

10.7	Recoton Corporation Stock Bonus Plan, as revised September 15, 1993 (incorporated by reference to Exhibit 10(K) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.8

Recoton Corporation 1998 Stock Option Plan and form of option certificate as adopted March 23, 1998 and amended June 7, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)*

10.9A

Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.9B

First Amendment to Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective January 1, 1995* (incorporated by reference to Exhibit 10.11B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.9C

Second Amendment to Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective January 1, 1995* (incorporated by reference to Exhibit 10.11C to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.9D

Third Amendment to Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective January 1, 1998* (incorporated by reference to Exhibit 10.11D to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.9E

Fourth Amendment to Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective December 31, 1998* (incorporated by reference to Exhibit 10.11E to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.9F

Fifth Amendment to Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective January 1, 1997* (incorporated by reference to Exhibit 10.11F to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.9G

Sixth Amendment to Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, effective November 24, 2000* (incorporated by reference to Exhibit 10.11G to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.10	Retainer letter and option certificate, dated January 12, 2001, with I. Friedman Equities, Inc. [filed herewith]*

10.11	Option Agreement, dated May 5, 1994, with I. Friedman Equities, Inc. (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

10.12

Common Stock Purchase Option, as of April 7, 1998, with the Equity Group, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.13

Employment Agreement dated as of August 31, 1995 with Stephen Chu as President of STD Holding Limited* (incorporated by reference to Exhibit 402(p)(i) to Exhibit 1 to the Registrant’s Current Report of Form 8-K dated September 5, 1995)

10.14A

Securities Purchase Agreement between Recoton Corporation, The Prudential Insurance Company of America and ING (U.S.) Capital LLC dated February 4, 1999 (incorporated by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K dated February 4, 1999)

10.14B

Form of warrants issued to The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 and sheet detailing variable information (incorporated by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K dated February 4, 1999)

10.14C

Registration Rights Agreement with The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 (incorporated by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K dated February 4, 1999)

10.14D

First Amendment to Securities Purchase Agreement, Guaranty and Registration Rights Agreement, dated as of October 31, 1999, between Recoton Corporation, The Prudential Insurance Company of America and ING (U.S.) Capital LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report of Form 8-K dated October 31, 1999).

10.15A

Registration Rights Agreement dated as of September 8, 1999 among Recoton Corporation and each of the parties whose signatures are set forth thereto under the heading “LIFO Lenders” (incorporated by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.15B

Form of 1999 Replacement Common Stock Purchase Warrants dated September 8, 1999 issued to the holders of the Company’s Subordinated Notes issued February 4, 1999 to purchase an aggregate of 100,000 shares of common stock (incorporated by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.15C

Letter from Recoton Corporation dated September 8, 1999 to the holders of the Company’s Subordinated Notes issued February 4, 1999 repricing options expiring on February 4, 2004 (incorporated by reference to Exhibit 7 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.15D

Form of Fixed Facility Fee Common Stock Purchase Warrant dated September 8, 1999 issued to the lenders under the Credit Agreement dated as of September 8, 1999 to purchase an aggregate of 75,000 shares of common stock (incorporated by reference to Exhibit 8 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.15E

Form of Cancelable Facility Fee Common Stock Purchase Warrant dated September 8, 1999 issued to the lenders under the Credit Agreement dated as of September 8, 1999 to purchase an aggregate of 175,000 shares of common stock (incorporated by reference to Exhibit 9 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.15F

Form of Prepayment Common Stock Purchase Warrant to purchase an aggregate of up to 75,000 shares of common stock to be issued to the lenders under the Credit Agreement dated as of September 8, 1999 under certain circumstances (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.15G

Form of Common Stock Purchase Warrant to purchase an aggregate of up to 20,000 shares of common stock to be issued to the holders of the Company’s Subordinated Notes issued February 4, 1999 under certain circumstances (incorporated by reference to Exhibit 11 to the Registrant’s Current Report on Form 8-K dated September 8, 1999)

10.16A

Loan Agreement, dated as of October 31, 2000 between Recoton Corporation, InterAct Accessories, Inc., Recoton Audio Corporation, AAMP of Florida, Inc and Recoton Home Audio Corporation as borrowers (the “Borrowers”), and Christie Design Corporation, Recoton International Holdings, Recoton European Holdings, Recoton Japan, Inc. and Recoton Canada, Ltd. as guarantors (the “Guarantors” and, together with the Borrowers, the “Loan Parties”), Heller Financial, Inc. (“Heller”) as Administrative Agent, Senior Agent and a Lender, General Electric Capital Corporation as Collateral Agent, Syndication Agent and a Lender and other lenders party thereto (the “Senior Loan Agreement”) for a $235 million loan and letter of credit facility (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated October 31, 2000).

10.16B

Credit Agreement, dated as of October 31, 2000, among the Loan Parties, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as Agent (the “Subordinated Loan Agreement”) for a $15 million term loan for a $15 million term loan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report of Form 8-K dated October 31, 2000).

10.16C

Security Agreement, dated as of October 31, 2000, made by Recoton Corporation and certain of its Subsidiaries in favor of Heller, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report of Form 8-K dated October 31, 2000).

10.16D

Form of Common Stock Purchase Warrants dated October 31, 2000 issued to the holders of Recoton Corporation’s Subordinated Notes issued February 4, 1999 to purchase an aggregate of 20,000 shares of common stock (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report of Form 8-K dated October 31, 2000).

10.16E

Form of Common Stock Purchase Warrants dated October 31, 2000 issued to the lenders under the Subordinated Loan Agreement to purchase an aggregate of 5,000 shares of common stock (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report of Form 8-K dated October 31, 2000).

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

(18) Letter re change in accounting principles: not applicable

(21) Subsidiaries of the registrant [filed herewith]

(22) Published report regarding matters submitted to vote of security holders: not applicable

(23) Consent of experts and counsel: Consents of the Independent Public Accountants [filed herewith]

(a) Cornick Garber & Sandler, LLP: [filed herewith]

(b) Deloitte & Touche LLP: [filed herewith

(24) Power of attorney: not applicable

(28) Information from reports furnished to state insurance regulatory authorities: not applicable

(99) Additional exhibits:

99.1	Charter for Audit Committee (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

          (b) Reports on Form 8-K: The Registrant filed Forms 8-K in the Fourth Quarter of 2000 for events which occurred on the dates set forth below:

Date of Report October 31, 2000	Item Number and Subject Matter 5 - Refinancing of Long Term Debt

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOTON CORPORATION By: /s/ Robert L. Borchardt Robert L. Borchardt, Chairman, Chief Executive Officer and President Date: March 30, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Robert L. Borchardt Robert L. Borchardt	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001

/s/ Arnold Kezsbom Arnold Kezsbom	Chief Financial Officer (Principal Financial Officer)	March 30, 2001

/s/ Tracy Clark Tracy Clark	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2001

/s/ George Calvi George Calvi	Director	March 30, 2001

/s/ Paul Feffer Paul Feffer	Director	March 30, 2001

/s/ Irwin S. Friedman Irwin S. Friedman	Director	March 30, 2001

/s/ Joseph M. Idy Joseph M. Idy	Director	March 30, 2001

/s/ Jerry Kalov Jerry Kalov	Director	March 30, 2001

/s/ Ann R. Leven Ann R. Leven	Director	March 30, 2001

/s/ Ronald E. McPherson Ronald E. McPherson	Director	March 30, 2001

/s/ Joseph H. Massot Joseph H. Massot	Director	March 30, 2001

/s/ Stuart Mont Stuart Mont	Director	March 30, 2001

/s/ Peter Wish Peter Wish	Director	March 30, 2001