Form 10-Q
period 2001-03-31
RECOTON CORP
filed 2001-05-15
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,794,065 common shares, par value $.20 per share, as of May 10, 2001.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      RECOTON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS in Thousands, EXCEPT PER SHARE DATA)

                                   ASSETS                                       March 31,        December 31,
                                   ------                                         2000              2000
CURRENT ASSETS:                                                               (Unaudited)
   Cash and cash equivalents                                                    $ 8,987           $  10,098
   Accounts receivable (less allowance for doubtful accounts of $2,925          120,592             165,625
     in 2001 and $3,285 in 2000)
   Inventories                                                                  161,862             164,596
   Prepaid, refundable and deferred income taxes                                 11,603               9,573
   Prepaid expenses and other current assets                                     12,309              10,241
                                                                              ---------           ---------

         TOTAL CURRENT ASSETS                                                   315,353             360,133

PROPERTY AND EQUIPMENT, NET                                                      37,156              35,286
TRADEMARKS AND PATENTS, NET                                                       4,153               4,278
GOODWILL, NET                                                                    32,119              32,698
DEFERRED INCOME TAXES                                                            19,544              18,882
OTHER ASSETS                                                                     11,372              12,234
                                                                              ---------           ---------

                     TOTAL ASSETS                                              $419,697            $463,511
                                                                              =========           =========

                           LIABILITIES
                           -----------

CURRENT LIABILITIES:
   Current portion of  long-term debt                                          $ 11,277           $  11,994
   Accounts payable                                                              58,521              65,503
   Accrued expenses                                                              16,100              22,166
   Income taxes payable                                                           2,820               2,249
                                                                              ---------           ---------

                     TOTAL CURRENT LIABILITIES                                   88,718             101,912

LONG-TERM DEBT (less current portion above)                                     219,726             243,914
OTHER LIABILITIES                                                                 3,828               4,426
                                                                              ---------           ---------

                     TOTAL LIABILITIES                                          312,272             350,252
                                                                              ---------           ---------

                      SHAREHOLDERS' EQUITY
                      --------------------

PREFERRED SHARES - $1.00 par value each - authorized
  10,000,000 shares; none issued                                                     --                  --
COMMON SHARES - $.20 par value each - authorized
  40,000,000 shares; issued 13,018,195 shares in
  2001 and 12,986,720 shares in 2000                                              2,604               2,597
ADDITIONAL PAID-IN CAPITAL                                                       86,182              85,803
RETAINED EARNINGS                                                                39,420              42,222
ACCUMULATED OTHER COMPREHENSIVE INCOME                                          (14,284)            (10,866)
                                                                               --------            --------

                     TOTAL                                                      113,922             119,756

TREASURY SHARES - 1,239,330 shares, at cost in 2001
   and 2000, respectively.                                                       (6,497)             (6,497)
                                                                               --------            --------

                     TOTAL SHAREHOLDERS' EQUITY                                 107,425             113,259
                                                                               --------            --------
                     TOTAL LIABILITIES AND
                              SHAREHOLDERS' EQUITY                             $419,697            $463,511
                                                                               ========            ========

                                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLARS In Thousands, Except INCOME Per Share Data)

                                                            Three Months Ended
                                                                 March 31,
                                                            2001        2000
                                                           --------   --------

NET SALES                                                  $137,752   $145,463
COST OF SALES                                                87,582     92,533
                                                           --------   --------

GROSS PROFIT                                                 50,170     52,930

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 46,226     47,784
                                                           --------   --------

OPERATING INCOME                                              3,944      5,146

OTHER (INCOME) EXPENSES:
   Interest expense                                           7,206      8,394
   Amortization of financing costs                              775        507
   Investment income                                            (35)      (256)
                                                           --------   --------

LOSS BEFORE INCOME TAXES                                     (4,002)    (3,499)

INCOME TAX BENEFIT                                           (1,200)      (875)
                                                           --------   --------

NET LOSS                                                   $ (2,802)  $ (2,624)
                                                           ========   ========

LOSS PER SHARE:
   Basic                                                     $(.24)     $(.22)
                                                             =====      =====

   Diluted*                                                  $(.24)     $(.22)
                                                             =====      =====

NUMBER OF SHARES USED IN COMPUTING

PER SHARE AMOUNTS:
   Basic                                                     11,756     11,737

   Diluted*                                                  11,756     11,737

DIVIDENDS                                                      NONE      NONE
                                                             ======     ======

*The effect of the assumed exercise of outstanding stock options and warrants for the three months ended March 31, 2001 and March 31, 2000 is antidilutive and therefore is not reflected in the diluted loss per share.

                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS in Thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                              2001        2000
                                                             ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (2,802)  $ (2,624)
                                                            ---------  ---------

   Adjustments to reconcile results of operations
   to net cash provided by
   operating activities:
      Depreciation                                             1,890      2,105
      Amortization of intangibles                              1,473      1,202
      Amortization of debt discount costs                        248        290
      Provision for (recovery of) losses
        on accounts receivable                                   265       (313)
      Deferred income taxes                                     (667)        40
      Change in asset and liability accounts:
         Accounts receivable                                  42,535     59,810
         Inventory                                             1,152     (3,297)
         Prepaid and refundable income taxes                  (1,589)    (1,049)
         Prepaid expenses and other current assets            (2,159)     1,816
         Other assets                                             96        195
         Accounts payable and accrued expenses               (12,410)   (25,226)
         Income taxes payable                                    597       (652)
         Other noncurrent liabilities                           (455)      (122)
                                                             --------   -------

             TOTAL ADJUSTMENTS                                30,976     34,799
                                                             -------    -------

      NET CASH PROVIDED BY OPERATING ACTIVITIES               28,174     32,175
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                      (19)       (22)
   Expenditures for property and equipment                    (3,868)    (1,156)
                                                             -------    -------

      NET CASH USED FOR INVESTING ACTIVITIES                  (3,887)    (1,178)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving credit agreements         $(28,633)  $(27,000)
   Repayment of long-term debt                                (2,375)         -
   Proceeds from lease financing                               5,883          -
   Repayment of long-term bank borrowings                        (28)      (168)
   Payment of debt financing costs                               (65)       (56)
   Proceeds from exercise of stock options                       234         43
                                                             -------    -------

           NET CASH USED FOR FINANCING ACTIVITIES            (24,984)   (27,181)
                                                             -------    -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
         ON CASH                                               (414)       (309)
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,111)     3,507

CASH AND CASH EQUIVALENTS - JANUARY 1                        10,098     21,650
                                                             -------    -------

CASH AND CASH EQUIVALENTS - MARCH 31                        $ 8,987    $25,157
                                                            ========   ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                            $ 8,592    $ 8,202
                                                            ========   ========

   Income taxes paid                                        $ 1,385    $   849
                                                            ========   ========


                   The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2001


NOTE A - The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principle generally accepted in the United States of America. Such disclosures were included with the consolidated financial statements of the Company at December 31, 2000, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

NOTE C - Inventory as of March 31, 2001 is comprised of:

         Raw materials and work-in-process   $  27,605
         Finished goods                        119,122
         Merchandise in-transit                 15,135
                                             ---------

                      T o t a l               $161,862


NOTE D - Total comprehensive income is summarized as follows:

                                                   Three Months Ended
                                                         March 31,
                                                   2001            2000
                                                 --------        ---------

          Net loss                                $(2,802)         $(2,624)
            Other comprehensive loss - foreign
              currency transaction adjustments
              (net of income tax effect)           (3,418)          (1,350)
                                                  --------         --------

                 Total comprehensive loss         $(6,220)         $(3,974)

NOTE E - The following table presents certain operating segment information for each of the three month periods ended March 31, 2001 and 2000:

                                              Consumer                        Videa and
                                            Electronics                       Computer
                                            Accessories         Audio            Game          Unallocated
                                             Business          Business        Business         Corporate         Total
  2001

  Net sales:
           External customers                 $51,108          $52,976          $33,668          $  -                $137,752
           Intersegment                            68              258            2,924             -                   3,250

  Income (loss) before income taxes             5,701            1,645          (3,880)            (7,468)           (4,002)

  2000:

  Net sales:
           External customers                 $52,473          $56,160          $36,830          $  -                $145,463
           Intersegment                            55              290            1,797          $  -                   2,142

  Income (loss) before income taxes             5,784            2,526          (3,982)            (7,827)           (3,499)



NOTE F - In March 2001, the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.4 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning
         (ERP) system of which $5.9 million was outstanding as of March 31, 2001.

NOTE G - In June 1998, Statement of Financial Accounting Standards No. 133,
         "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the financial position or results of operations.

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

     The Company operates its business under three segments as follows:

     o CONSUMER ELECTRONICS ACCESSORIES BUSINESS. This segment consists of the Accessories Division of Recoton Corporation; Christie Design Corporation, a research and development subsidiary; Recoton (Far East) Limited, a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; and the consumer electronics accessories business of Recoton Canada Ltd., a Canadian distributor of all Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, AR/Acoustic Research, Recoton, Discwasher, Stinger, Parsec, Ambico, AAMP and RoadGear and, under license, Sprint for telephone accessories. The percentage of the Company's revenues from net sales by this segment were approximately 37% for the three months ended March 31, 2001 and 36% for the three months ended March 31, 2000.

     o AUDIO BUSINESS. This segment consists of Recoton Audio Corporation and its United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT(Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors and installation accessories. The percentage of the Company's revenues from net sales by this segment were approximately 39% for the three months ended March 31, 2001 and March 31, 2000.

     o VIDEO AND COMPUTER GAME BUSINESS. This segment consists of STD Holding Limited and its Hong Kong and other Chinese subsidiaries, including its manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for other Recoton segments; InterAct Accessories, Inc., the Company's distributor of computer and video game accessories in the United States; and the video game business of Recoton Canada Ltd., that distributes computer and video games accessories in Canada which was, prior to 2000, part of the consumer electronic accessories business. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, including the Company's popular GameShark, a device which assists game players to improve their play. The percentage of the Company's revenues from net sales by this segment were approximately 24% for the three months ended March 31, 2001 and 25% for the three months ended March 31, 2000.

                              RESULTS OF OPERATIONS

     The following table presents certain operating segment information for the indicated quarters ended March 31 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                                            (IN MILLIONS)
                                        Consumer                              Video and
                                       Electronics                             Computer
                                       Accessories            Audio              Game
2001                                    Business             Business          Business
----                                   -----------           --------          ---------

Net sales...................             $  51.1             $  53.0           $  33.7
Gross profit...............                 22.9                16.8              10.5
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses........               5.7                 1.6              (3.9)

2000
----

Net sales..................              $  52.5             $  56.2           $  36.8
Gross profit...............                 22.4                18.2              12.3
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses......                 5.8                 2.5              (4.0)

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

     Net sales for the three months ended March 31, 2001 totaled $137.8 million, down $7.7 million or 5.3% from the sales for the three months ended March 31, 2000 of $145.5 million. The Company experienced slightly lower sales across each of the business segments due primarily to the general economic condition and the unsettled conditions in the video game industry. Lower sales also reflected the elimination of poorly performing product lines in the Company's international markets. Sales by segment were as follows:

     o Net sales for the consumer electronics accessory business in the first quarter of 2001 were $51.1 million, a decrease of 2.6% compared to $52.5 million in the first quarter of 2000. The decrease is mainly due to lower accessories sales as a result of the general economic conditions and tighter inventory management by retailers.

     o Net sales for the audio business in the first quarter of 2001 were $53.0 million, a decrease of 5.7% compared to $56.2 million in the first quarter of 2000. The reduction is predominantly due to decreased sales in the Company's mobile audio products due to the current economic conditions and the elimination of poorly performing product lines in the Company's international markets offset slightly by an increase in sales of home speaker products.

     o Net sales for the video and computer game business in the first quarter of 2001 were $33.7 million, a decrease of 8.6% compared to $36.8 in the first quarter of 2000. These decreases are primarily attributable to an overall softer retail environment, the general video game industry transition and delayed deliveries until late in the first quarter of 2001 of Sony PlayStation2.

     Gross margins in the first quarter of 2001 and in the first quarter of 2000 were both 36.4%. Gross margins by segment were as follows:

     o Gross margin for the consumer electronics accessories business increased to 44.8% in the first quarter of 2001 from 42.7% in the first quarter of 2000. These increases were mainly due to product mix.

     o Gross margin for the audio business decreased to 31.6% in the first quarter of 2001 from 32.4% in the first quarter of 2000. The slight decrease was mainly due to the decreased sales of higher margin mobile audio products.

     o Gross margin for the video and computer game business decreased to 31.3% in the first quarter of 2001 from 33.4% in the first quarter of 2000. This is primarily due to low sales of new platform products and competitive pricing pressures on old platform products.

     Selling, general and administrative expenses decreased in the first quarter of 2001 by approximately $1.6 million to $46.2 million from $47.8 million in the first quarter of 2000 and increased slightly as a percent of net sales to 33.6% in the first quarter of 2001 from 32.8% in the first quarter of 2000. The dollar decrease was mainly due to decreased market development expenses and other variable expenses as a result of lower sales volume.

     Operating income in the first quarter of 2001 was $3.9 million compared to $5.1 million in the first quarter of 2000. The operating income decreases were mainly due to decreased sales.

     Interest expense decreased by approximately $1.2 million to $7.2 million in the first quarter of 2001 compared to $8.4 million in the first quarter of 2000. The decrease was primarily attributable to the Company's new three-year $275.0 million senior credit facility that replaced the Company's existing senior debt at lower interest rates (see discussion under "Liquidity and Capital Resources-October 2000 Debt Refinancing").

     Amortization of financing costs increased to approximately $800,000 in the first quarter of 2001 compared to approximately $500,000 in the first quarter of 2000. This was mainly attributable to the debt refinancing in October 2000.

     On a consolidated basis, the loss before income taxes in the first quarter of 2001 was $4.0 million compared to a loss before income taxes of $3.5 million in the first quarter of 2000. The Company's losses in the first quarter of 2001 were mainly due to lower than anticipated sales as a result of general economic conditions, tighter inventory management by retailers and unsettled conditions in the video game industry.

     The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consists primarily of corporate interest and certain amortization of financing costs):

     o Income before income taxes and unallocated expenses for the consumer electronics accessories business was $5.7 million in the first quarter of 2001 compared to income of $5.8 million in the first quarter of 2000. The decrease is mainly due to the general economic conditions and retailers reducing inventory levels as the economy weakened.

     o Income before income taxes and unallocated expenses for the audio business was $1.6 million in the first quarter of 2001 compared to income of $2.5 million in the first quarter of 2000. This decrease was primarily due to the general economic conditions and tighter inventory management by retailers.

     o The loss before income taxes and unallocated expenses for the video and computer game business was $3.9 million in the first quarter of 2001 compared to loss of $4.0 million in the first quarter of 2000. The loss in the first quarter of 2001 was mainly due to the shortages of the Sony PlayStation2 video game platform until late in the first quarter and the general transition of the video game industry while consumers await the introduction of new platforms in later 2001.

     In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China. The Company's income tax credit for the first quarter of 2001 was based on a 30% estimated effective annual income tax rate for 2001. This resulted in a net income tax credit of $1.2 million for the three months ended March 31, 2001. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The Company's income tax credit for the first quarter of 2000 was based on a 25% estimated effective annual income tax rate for 2000. This rate was estimated by management based upon its forecast of the Company's profitability in each of its various foreign and domestic tax jurisdictions. This resulted in a net income tax credit of $875,000 for the three months ended March 31, 2000.

     Comprehensive loss is comprised of the net loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $3.4 million in the first quarter of 2001 and a negative $1.3 million in the first quarter of 2000) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the three months ended March 31, 2001 and 2000, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss in the first quarter of 2001 was $6.2 million and in the first quarter of 2000 was $4.0 million.

     In the first quarter of 2001, basic and diluted loss per share was $0.24 based on average outstanding shares of 11,756,000. In the first quarter of 2000, basic and diluted loss per share was $0.22 based on average outstanding shares of 11,737,000. The effect of the assumed exercise of outstanding stock options and warrants is antidilutive and therefore is not reflected in the loss per share amounts.

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the three months ended March 31, 2001 and 2000 was negligible.

                         LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND COMPONENTS OF WORKING CAPITAL. At March 31, 2001, the Company had cash and cash equivalents of $9.0 million compared to $10.1 million at December 31, 2000. At March 31, 2001, the Company had working capital of $226.6 million as compared to $258.2 million at December 31, 2000. The decrease in working capital primarily resulted from a decrease in trade receivables. The ratio of current assets to current liabilities was 3.55 to 1 at March 31, 2001 and 3.53 to 1 at December 31, 2000. Trade receivables decreased $45.0 million to $120.6 million at March 31, 2001 as compared to $165.6 million at December 31, 2000. The decrease is the result of the Company's normal business cycle, where sales have traditionally been higher in the third and fourth quarters of each year. Inventory levels decreased by $2.7 million to $161.9 million at March
31, 2001 from $164.6 million at December 31, 2000. Accounts payable and accrued expenses decreased $13.1 million to $74.6 million at March 31, 2001 compared to $87.7 million at December 31, 2000, as a result of the Company's initiatives to improve its inventory management.

     OCTOBER 2000 DEBT REFINANCING. On October 31, 2000, the Company refinanced its existing senior indebtedness through credit facilities aggregating approximately $275 million. The Company entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") consisting of:

     o a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over the greater of the prime rate or the federal funds rate plus 0.50%, with the amount of borrowing availability dependant upon the Company's eligible receivables and inventory;

     o a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over the greater of the prime rate or the federal funds rate plus .50%, amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

     o a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25 % over the greater of the prime rate or the federal funds rate plus .50%, amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

     o a term loan of $15 million with interest at 3.00% over the greater of the prime rate or the federal funds rate plus .50%, to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

     The Company also entered into a loan agreement (the "Subordinated Loan Agreement") with its existing senior lenders, for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the greater of the prime rate or the federal funds rate plus .50%. The Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR which in part supports a $13 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

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

     SOURCES OF CREDIT AT MARCH 31, 2001. As at March 31, 2001 the Company had credit facilities aggregating $273.6 million, entered into in October 2000, which replaced its then existing senior indebtedness. The credit facilities include a $235.0 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation with various interest rates over prime and/or LIBOR, of which $227.8 million was outstanding as at March 31, 2001. The outstanding letters of credit under this facility as of March 31, 2001 were $22.2 million, including standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $4.3 million in letters of credit and $6.1 million in trust receipt loans were outstanding at March 31, 2001. At December 31, 2000, the outstanding letters of credit were $15.2 million. In October 2000 the Company also entered into a loan agreement with its then existing senior lenders for a $15.0 million term loan with interest at 5.75% over prime. As of March 31, 2001 this loan bore interest of 13.75%. In October 2000 the Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR. As of March 31, 2001, the factoring facility supported both a $13.0 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement as well as approximately $1.9 million of direct exposure for Germany. (See the discussion above regarding debt refinancing and the discussion below regarding the Company's outstanding notes.)

     In February 1999, the Company issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes). The proceeds were used to reduce outstanding borrowings under the Company's prior revolving credit facility. In connection with the October 31, 2000 refinancing, interest payable to the note holders was increased to 16.5%. Under the terms of the agreement, the Company issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with debt restructuring in September 1999, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004. As noted above, warrants to purchase an additional 20,000 shares were issued to the noteholders on October 31, 2000.

     On March 2, 2001 the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.4 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $5.9 million was outstanding as of March 31, 2001. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the total loan.

     CAPITAL EXPENDITURES. In the fourth quarter of 2000, the Company committed to implement a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. The estimated timeframe for full implementation of the ERP system is currently nine months from March 31, 2001 for North American operations and one year and nine months from March 31, 2001 for European and Asian operations. The estimated cost of the project is approximately $14.0 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease).

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

     The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.4 million in the first quarter of 2001 and $1.3 million in the first quarter of 2000. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on the consolidated results of operations but such adjustments serve to reduce the Company's tangible net worth.

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

   IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

     Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. For the three months ended March 31, 2001, approximately 11% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in an 11-country European common currency, the Euro. The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions other than changes in the exchange rate between the Euro and the dollar which have occurred since the adoption of the Euro.

                             NEW ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Effective as of the October 2000 refinancing all of the Company's borrowings bear various rates depending on changes in the LIBOR or prime rates.

     As part of the October 2000 refinancing the Company's German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with Heller Germany. At March 31, 2001 the Company's German subsidiary had a foreign currency contract in the amount of $500,000 which expired on April 15 2001 for the purpose of hedging any potential exchange adjustments on purchases in U.S dollars. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at March 31, 2001 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of approximately $32 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

                           PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS.

     LEMELSON MEDICAL EDUCATION & RESEARCH FOUNDATION, LIMITED PARTNERSHIP V. ESCO ELECTRONICS CORPORATION, ET. AL. The trial court entered an order on April 5, 2001 staying all this and other suits brought by the Lemelson Foundation pending further developments in a lawsuit against Lemelson by a company called Symbol.

ITEM 4. OTHER INFORMATION

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

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS:

          10.1. Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement, dated
                February 7, 2001

          10.2. Amendment No. 2 to the Credit Agreement, dated May 10, 2001

     (B) REPORTS ON FORM 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RECOTON CORPORATION


                                        /s/ Robert L. Borchardt
                                        --------------------------------------
                                        Robert L. Borchardt, President
                                          and Chief Executive Officer

                                        /s/ Arnold Kezsbom
                                        --------------------------------------
                                        Arnold Kezsbom, Senior Vice President-
                                          Finance, Treasurer and Chief Financial
                                          Officer
Dated:  May 14, 2001

                                  EXHIBIT INDEX

10.1. Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement, dated February 7, 2001

10.2.    Amendment No. 2 to the Credit Agreement, dated May 10, 2001