Form 10-Q
period 2001-06-30
RECOTON CORP
filed 2001-08-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer (Identification No.)

2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /X/ No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  12,086,242 common shares, par value $.20 per share, as of August 10, 2001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        RECOTON CORPORATION AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                JUNE 30,         DECEMBER 31,
                                                             ------------        ------------
                         ASSETS                                   2001               2000
                                                             ------------        ------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $5,129            $10,098
  Accounts receivable (less allowance for doubtful
    accounts of $2,833 in 2001 and $3,285 in 2000)               122,961            165,625
  Inventories                                                    154,750            164,596
  Prepaid, refundable and deferred income taxes                   11,514              9,573
  Prepaid expenses and other current assets                       12,553             10,241
                                                                --------            -------

          TOTAL CURRENT ASSETS                                   306,907            360,133

PROPERTY AND EQUIPMENT, NET                                       41,385             35,286
TRADEMARKS AND PATENTS, NET                                        4,092              4,278
GOODWILL, NET                                                     31,568             32,698
DEFERRED INCOME TAXES                                             19,997             18,882
OTHER ASSETS                                                      10,929             12,234
                                                                --------           --------

         TOTAL ASSETS                                           $414,878           $463,511
                                                                ========           ========

                         LIABILITIES

CURRENT LIABILITIES:
  Current portion of long-term debt                              $11,908             $11,994
  Accounts payable                                                56,062              65,503
  Accrued expenses                                                14,601              24,415
                                                                --------            --------

         TOTAL CURRENT LIABILITIES                                82,571             101,912

LONG-TERM DEBT (less current portion above)                      223,318             243,914
OTHER LIABILITIES                                                  3,136               4,426
                                                                --------            --------

         TOTAL LIABILITIES                                      309,025             350,252
                                                                --------            --------

                    SHAREHOLDERS' EQUITY

PREFERRED SHARES - $1.00 par value each - authorized
  10,000,000 shares; none issued                                    --                  --
COMMON SHARES - $.20 par value each - authorized
  40,000,000 shares; issued 13,303,518 shares in
  2001 and 12,986,720 shares in 2000                               2,661               2,597
ADDITIONAL PAID-IN CAPITAL                                        87,986              85,803
RETAINED EARNINGS                                                 36,669              42,222
ACCUMULATED OTHER COMPREHENSIVE INCOME                           (14,484)            (10,866)
                                                                --------            --------

          TOTAL                                                  112,832             119,756

TREASURY SHARES - 1,271,176 shares in 2001 and
  1,239,330 shares in 2000, at cost                               (6,979)             (6,497)
                                                                --------            --------

     TOTAL SHAREHOLDERS' EQUITY                                  105,853             113,259
                                                                --------            --------
          TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                             $414,878            $463,511
                                                                ========            ========

                   The attached notes are made a part hereof.

                                RECOTON CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                        (DOLLARS IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                            ------------------------    -----------------------
                                               2001         2000           2001          2000
                                            ----------   -----------    ----------     --------

NET SALES                                   $132,359      136,678        $270,111      $282,141
COST OF SALES                                 83,477       84,729         171,059       177,262
                                            --------      -------       ---------     ---------

GROSS PROFIT                                  48,882       51,949          99,052       104,879

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     45,306       46,677          91,532        94,462
                                            --------      -------       ---------     ---------

OPERATING INCOME                               3,576        5,272           7,520        10,417

OTHER (INCOME) EXPENSES:
  Interest expense                             6,770        8,917          13,976        17,311
  Amortization of financing costs                774          563           1,549         1,070
  Investment income                              (37)        (292)            (72)         (549)
                                             --------      -------       ---------     ---------

LOSS BEFORE INCOME TAXES                      (3,931)      (3,916)         (7,933)       (7,415)

INCOME TAX BENEFIT                            (1,180)      (1,123)         (2,380)       (1,998)
                                            --------      -------       ---------     ---------
NET LOSS                                     $(2,751)     $(2,793)        $(5,553)      $(5,417)
                                            ========      =======       =========     =========

LOSS PER SHARE:
  Basic                                        $(.23)       $(.24)          $(.47)        $(.46)
                                            ========      ========       ========      =========

  Diluted*                                     $(.23)       $(.24)          $(.47)        $(.46)
                                            ========      ========       ========      =========

NUMBER OF SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
  Basic                                       11,883       11,744          11,820        11,741
                                            ========      =======       =========     =========

  Diluted*                                    11,883       11,744          11,820        11,741
                                            ========      =======       =========     =========

DIVIDENDS                                     NONE         NONE            NONE          NONE
                                            ========      =======       =========     =========

          *The effect of the assumed exercise of outstanding stock options and warrants for the three and six months ended June 30, 2001 and June 30, 2000 is antidilutive and therefore is not reflected in the diluted loss per share.

                             The attached notes are made a part hereof.

                                RECOTON CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                --------------------
                                                                                 2001          2000
                                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss$                                                                     (5,553)    $ (5,417)
                                                                                 ------       ------

   Adjustments to reconcile net loss
   to net cash provided by operating activities:
      Depreciation                                                                3,953        4,451
      Amortization of intangibles                                                 2,878        2,455
      Amortization of debt discount costs                                           496          580
      Provision for (recovery of) losses on accounts receivable                     526         (475)
      Deferred income taxes                                                        (763)        (375)
      Change in asset and liability accounts:
         Accounts receivable                                                     39,270       80,178
         Inventory                                                                8,329      (21,493)
         Prepaid and refundable income taxes                                     (1,309)        (884)
         Prepaid expenses and other current assets                               (2,527)        (479)
         Accounts payable and accrued expenses                                  (18,454)     (29,135)
         Other noncurrent liabilities                                            (1,279)         226
                                                                                 ------       ------

             TOTAL ADJUSTMENTS                                                   31,120       35,049
                                                                                 ------       ------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                           25,567       29,632
                                                                                 ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                         (31)        (129)
   Expenditures for property and equipment                                       (8,638)      (3,104)
                                                                                 ------       ------

             NET CASH USED FOR INVESTING ACTIVITIES                              (8,669)      (3,233)
                                                                                 ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreements                                (23,371)     (27,000)
Repayment of long-term debt                                                      (4,750)         --
Proceeds from lease financing                                                     5,883          --
Repayment of lease financing                                                       (357)         --
Repayment of long-term bank borrowings                                              (58)        (248)
Payment of debt financing costs                                                    (430)        (321)
Proceeds from exercise of stock options                                           1,613           63
                                                                                --------      --------

             NET CASH USED FOR FINANCING ACTIVITIES                             (21,470)     (27,506)
                                                                                --------     --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
ON CASH                                                                            (397)        (462)
                                                                                --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (4,969)      (1,569)

CASH AND CASH EQUIVALENTS - JANUARY 1                                            10,098       21,650
                                                                                --------     --------

CASH AND CASH EQUIVALENTS - JUNE 30                                              $5,129      $20,081
                                                                                ========     ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                $15,325      $16,418
                                                                                ========     ========

  Income taxes paid                                                             $   807      $ 1,212
                                                                                ========     ========

Noncash activities:

In 2001, the Company recorded capital lease obligations of $1.5 million related to the acquisition of computer hardware and software.

In connection with the exercise of incentive stock options in 2001, 140,468 shares of common stock were issued in exchange for 32,346 shares of previously issued common stock with a market value of $482,000.

In connection with the exercise of incentive stock options in 2000, 8,000 shares of common stock were issued in exchange for 1,000 shares of previously issued common stock with a market value of $9,000.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

NOTE A -	The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the consolidated financial statements of the Company at December 31, 2000, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

Certain reclassifications of prior period amounts have been made to conform to current period classifications.

NOTE B -	The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company's sales and earnings have been higher in the second half of each year.

NOTE C -	Inventory at June 30, 2001 is comprised of:

                                                           June 30,    December 31,
                                                             2001        2000

          Raw materials and work-in-process              $   24,440    $ 30,887
          Finished goods                                    115,643     120,621
          Merchandise in-transit                             14,667      13,088
                                                         ----------    --------
               Total                                     $  154,750    $164,596
                                                         ==========    ========
NOTE D -	Total comprehensive loss is summarized as follows:

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                             ---------------------            -------------------
                                                 2001       2000                2001      2000
                                             -----------  --------            --------- ---------

  Net loss                                    $(2,751)     $(2,793)           $(5,553)  $ (5,417)
  Other comprehensive
    loss - foreign currency
    transaction adjustments
    (net of income tax effect)                   (200)        (551)            (3,618)    (1,880)
                                               -------      -------            -------     ------

     Total comprehensive loss                 $(2,951)     $(3,344)           $(9,171)   $(7,297)
                                              =======      =======            =======    =======
NOTE E -	The following table presents certain operating segment information for each of the six and three month periods ended June 30, 2001 and June 30, 2000:

                                Consumer                    Video and
                                Electronics                 Computer
                                Accessories    Audio        Game          Unallocated
                                Business       Business     Business      Corporate      Total
                                -----------    --------     ----------    -----------    -----
  Six Months Ended
  ----------------
       June 30, 2001:
       -------------
  Net:
     External customers         $106,999       $103,265      $59,847      $    --        $270,111
     Intersegment                    271            757        6,265           --           7,293

  Income (loss) before
     income taxes                 12,205          4,904      (10,412)       (14,630)       (7,933)

  Six Months Ended
  ----------------
       June 30, 2000:
       -------------

  Net sales:
     External customers         $106,897       $111,234      $64,010      $    --        $282,141
     Intersegment                     (1)           371        3,413           --           3,783

  Income (loss) before
     income taxes                 10,623          8,473       (9,144)       (17,367)       (7,415)

  Three Months Ended
  ------------------
       June 30, 2001:
       -------------

  Net sales:
     External customers          $54,390        $51,790      $26,179      $    --        $132,359
     Intersegment                    199            504        3,341           --           4,044

  Income (loss) before
     income taxes                  7,323          2,443       (6,535)        (7,162)       (3,931)

  Three Months Ended
  ------------------
       June 30, 2000:
       -------------

  Net sales:
  External customers             $52,654        $56,844      $27,180      $    --        $136,678
     Intersegment                    (56)            81        1,616           --           1,641

  Income (loss) before
     income taxes                  5,969          4,817       (5,162)        (9,540)       (3,916)
Note F -	In March 2001, the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.4 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system of which $7.0 million was outstanding as of June 30, 2001.

Note G -	In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the financial position or results of operations.

Note H -	In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 consolidated condensed financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           Recoton Corporation is a global leader in the development, manufacturing and marketing of consumer electronic accessories, home and mobile audio products and computer and video gaming products. The Company's diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone products, satellite as well as 900MHz wireless technology products including headphones and speakers; home, mobile and marine audio products including high fidelity loudspeakers, home theater speakers and car audio speakers and components; and accessories for video and computer games. The Company's products are offered under various brand names including Jensen, Interact, GameShark, Recoton, Advent, Ar/acoustic Research, Stinger, Discwasher, NHT (Now Hear This), Ambico, RoadGear, Phase Linear, Linear Research, Peripheral, Ross, Magnat, Macaudio and Heco.

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

           The Company operates its business under three segments as follows:

•	Consumer Electronics Accessories Business. This segment consists of Recoton Accessories, Inc. (prior to August 1, 2001, this was the Accessories Division of Recoton Corporation); Christie Design Corporation, a research and development subsidiary; Recoton (Hong Kong) Limited, a buying office and a Hong Kong distributor of Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; Recoton (UK) Limited , a United Kingdom distributor of consumer electronics accessories; and Recoton Canada Ltd., a Canadian distributor of Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, AR/Acoustic Research, Recoton, Discwasher, Stinger, Ambico, AAMP and RoadGear and, under license, Sprint for telephone accessories. The percentage of the Company’s revenues from net sales by this segment were approximately 40% for the six months ended June 30, 2001 and 38% for the six months ended June 30, 2000.

•	Audio Business. This segment consists of Recoton Audio Corporation, Recoton International Holdings, Inc. and their United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Researchand NHT(Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors and installation accessories. The percentage of the Company's revenues from net sales by this segment were approximately 38% for the six months ended June 30, 2001 and approximately 39% for the six months ended June 30, 2000.

•	Video and Computer Game Business. This segment consists of InterAct International, Inc. and its United States, Canadian and Chinese subsidiaries. These include STD Holding Limited and its Hong Kong and Chinese subsidiaries, including our manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for our other segments; InterAct Accessories, Inc., a distributor of computer and video game accessories in the United States; and InterAct Canada, Ltd., which distributes computer and video games accessories in Canada (the business which was prior to April 2001 handled by Recoton Canada Ltd. and which was, prior to 2000, part of the consumer electronic accessories business). Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, and the Company’s popular GameShark, a device which assists game players to improve their play. The percentage of the Company’s revenues from net sales by this segment were approximately 22% for the six months ended June 30, 2001 and 23% for the six months ended June 30, 2000.

Results Of Operations

           Comparison for the quarters ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 (certain reclassifications of prior period amounts have been made to conform to the 2001 classifications).

           The following table presents certain operating segment information for the indicated three months ended June 30 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                                   (IN MILLIONS)

                                             Consumer                       Video and
                                             Electronics                    Computer
                                             Accessories      Audio          Game
                                             Business*       Business*      Business
2001                                        ---------        ---------     ----------
----
Net sales .............................      $54.4           $51.8          $26.2
Gross profit ..........................       25.0            16.9            7.0
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses ................        7.3             2.4           (6.5)

2000
----
Net sales .............................      $52.7           $56.8          $27.2
Gross profit ..........................       23.2            20.5            8.2
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses ................        6.0             4.8           (5.2)

* Prior period amounts reflect the current reclassification of Recoton UK as part of the Consumer Electronics Accessories Business.

           The following table presents certain operating segment information for the indicated six months ended June 30 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                                   (IN MILLIONS)

                                             Consumer                       Video and
                                            Electronics                     Computer
                                            Accessories       Audio           Game
                                             Business*       Business*      Business
2001                                        ---------        ---------     ----------
----
Net sales .............................     $107.0          $103.3          $59.8
Gross profit ..........................       48.2            33.3           17.6
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses ................       12.2             4.9          (10.4)

2000
----
Net sales .............................     $106.9          $111.2          $64.0
Gross profit ..........................       46.1            38.2           20.6
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses ................       10.6             8.5           (9.1)

* Prior period amounts reflect the current reclassification of Recoton UK as part of the Consumer Electronics Accessories Business.

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

           Net sales for the second quarter ended June 30, 2001 totaled $132.4 million, a decrease of $4.3 million or 3.2% from sales for the second quarter ended June 30, 2000 of $136.7 million. The decrease in sales is primarily attributable to lower sales by the Company's audio and video game segments due to the softening economy and the transition of the video game industry, slightly offset by increased sales by the consumer electronics accessories segment. Net sales for the six months ended June 30, 2001 totaled $270.1 million, a decrease of $12.0 million or 4.3% from sales for the six months ended June 30, 2000 of $282.1 million. Sales by segment were as follows:

•	Net sales for the consumer electronics accessory business for the second quarter ended June 30, 2001 were $54.4 million, an increase of 3.3 % compared to $52.7 million for the second quarter of 2000. Net sales for the six months ended June 30, 2001 were $107.0 million compared to $106.9 million for the six months ended June 30, 2000. The increases are primarily due to increased sales of audio and video accessories including new digital products and 900 MHz headphones and speakers.

•	Net sales for the audio business in the second quarter ended June 30, 2001 were $51.8 million, a decrease of 8.9% compared to $56.8 million in the second quarter ended June 30, 2000. Net sales for the six months ended June 30, 2001 were $103.3 million, a decrease of 7.2% compared to $111.2 million in the six months ended June 30, 2000. The reduction is predominantly attributable to decreased sales in the Company’s mobile audio products as a result of the current slow economic environment.

•	Net sales for the video and computer game business in the second quarter ended June 30, 2001 were $26.2 million, a decrease of 3.7% compared to $27.2 million for the second quarter ended June 30, 2000. Net sales for the six months ended June, 30, 2001 were $59.8 million, a decrease of 6.5% compared to $64.0 million for the six months ended June 30, 2000. These decreases are primarily attributable to an overall softer retail environment and the transition of the video game industry as new video game machines are introduced this year.

           Gross margins for the second quarter ended June 30, 2001 decreased to 36.9% from 38.0% for the second quarter ended June 30, 2000. Gross margins for the six months ended June 30, 2001 decreased to 36.7% from 37.2% for the six months ended June 30, 2000. Gross margins by segment were as follows:

•	Gross margin for the consumer electronics accessories business increased to 45.9% for the second quarter ended June 30, 2001 from 44.0% for the second quarter ended June 30, 2000. Gross margin for the consumer electronics accessories business increased to 45.1% for the six months ended June 30, 2001 from 43.1% for the six months ended June 30, 2000. These increases were mainly due to product mix.

•	Gross margin for the audio business decreased to 32.6% for the second quarter ended June 30, 2001 from 36.1% for the second quarter ended June 30, 2000. Gross margin for the audio business decreased to 32.2% for the six months ended June 30, 2001 from 34.3% for the six months ended June 30, 2000. The margins decreased as inventories of more mature products were lowered to prepare for the launch of newer models.

•	Gross margin for the video and computer game business decreased to 26.8% for the second quarter ended June 30, 2001 from 30.4% for the second quarter ended June 30, 2000. Gross margin for the video and computer game business decreased to 29.4% for the six months ended June 30, 2001 from 32.2% for the six months ended June 30, 2000. This is primarily due to low sales of new video game products resulting from delays in rollouts of those platforms and competitive pricing pressures on older model products.

           Selling, general and administrative expenses decreased for the second quarter ended June 30, 2001 by approximately $1.4 million to $45.3 million from $46.7 million for the second quarter ended June 30, 2000 and as a percent of net sales was 34.2% for the second quarters ended June 30, 2001 and 2000. For the six months ended June 30, 2001 selling, general and administrative decreased by approximately $3.0 million to $91.5 million from $94.5 million for the six months ended June 30, 2000 and as a percent of sales increased to 33.9% for the six months ended June 30, 2001 from 33.5% for the six months ended June 30, 2000. The dollar decrease was mainly due to decreased market development expenses and other variable expenses as a result of lower sales volume.

           Operating income for the second quarter ended June 30, 2001 was $3.6 million compared to $5.3 million for the second quarter ended June 30, 2000. Operating income for the six months ended June 30, 2001 was $7.5 million compared to $10.4 million for the six months ended June 30, 2000. The operating income decreases were primarily attributable to decreased sales.

           Interest expense decreased by approximately $2.1 million to $6.8 million for the second quarter ended June 30, 2001 compared to $8.9 million for the second quarter ended June 30, 2000. Interest expense decreased by approximately $3.3 million to $14.0 million for the six months ended June 30, 2001 compared to $17.3 million for the six months ended June 30, 2000. The decrease was primarily attributable to lower interest rates and the Company's new three-year $275.0 million senior credit facility that replaced the Company's existing senior debt at lower interest rates (see discussion under "Liquidity and Capital Resources-October 2000 Debt Refinancing").

           Amortization of financing costs increased to approximately $774,000 for the second quarter ended June 30, 2001 compared to approximately $563,000 for the second quarter ended June 30, 2000. Amortization of financing costs increased to approximately $1.5 million for the six months ended June 30, 2001 compared to approximately $1.1 million for the six months ended June 30, 2000. This was mainly attributable to the debt refinancing in October 2000.

           On a consolidated basis, the losses before income taxes for both the second quarter ended June 30, 2001 and the second quarter ended June 30, 2000 were $3.9 million. For the six months ended June 30, 2001 the loss before income taxes was $7.9 million compared to a loss before income taxes of $7.4 million reported for the six months ended June 30, 2000. The Company's losses for the three and six month periods ended June 30, 2001 were mainly due to lower than anticipated sales as a result of general slow economic business conditions, tighter inventory management by retailers and the transition of the video game industry to new game machines.

           The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consist primarily of corporate interest and certain amortization of financing costs):

•	Income before income taxes and unallocated expenses for the consumer electronics accessories business was $7.3 million for the second quarter ended June 30, 2001 compared to income of $6.0 million for the second quarter ended June 30, 2000. For the six months ended June 30, 2001 income before income taxes and unallocated expenses was $12.2 million compared to an income before income taxes and unallocated expenses of $10.6 million for the six months ended June 30, 2000. The increase is mainly due to increased sales of audio and video accessories.

•	Income before income taxes and unallocated expenses for the audio business was $2.4 million for the second quarter ended June 30, 2001 compared to income of $4.8 million for the second quarter ended June 30, 2000. For the six months ended June 30, 2001 income before income taxes and unallocated expenses was $4.9 million compared to an income before income taxes and unallocated expenses of $8.5 million for the six months ended June 30, 2000. This decrease was primarily due to the general economic conditions and tighter inventory management by retailers.

•	The loss before income taxes and unallocated expenses for the video and computer game business was $6.5 million for the second quarter ended June 30, 2001 compared to loss of $5.2 million for the second quarter ended June 30, 2000. For the six months ended June 30, 2001 the loss before income taxes and unallocated expenses was $10.4 million compared to a loss before income taxes and unallocated expenses of $9.1 million for the six months ended June 30, 2000. The loss in the second quarter of 2001 was mainly due to the general transition of the video game industry while consumers await the introduction of new game machines later in 2001.

           In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China. The Company's income tax credit for the first six months of 2001 was based on a 30% estimated effective annual income tax rate for 2001. This resulted in a net income tax credit of $2.4 million for the six months ended June 30, 2001. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The Company's income tax credit for the first six months of 2000 was based on a 27% estimated effective annual income tax rate for 2000. This resulted in a net income tax credit of $2.0 million for the six months ended June 30, 2000.

           Comprehensive loss is comprised of the net loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $3.6 million for the six months ended June 30, 2001 and a negative $1.9 million for the six months ended June 30, 2000) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the six months ended June 30, 2001 and 2000, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss for the six months ended June 30, 2001 was $9.2 million and for the six months ended June 30, 2000 was $7.3 million. Comprehensive loss for the quarter ended June 30, 2001 was $3.0 million as compared to comprehensive loss of $3.3 million for the second quarter ended June 30, 2000.

           In the second quarter ended June 30, 2001, basic and diluted loss per share was $0.23 based on average outstanding shares of 11,883,000. In the second quarter ended June 30, 2000, basic and diluted loss per share was $0.24 based on average outstanding shares of 11,744,000. For the six months ended June 30, 2001, basic and diluted loss per share was $0.47 based on average outstanding shares of 11,820,000. For the six months ended June 30, 2000, basic and diluted loss per share was $0.46 based on average outstanding shares of 11,741,000. The effect of the assumed exercise of outstanding stock options and warrants is antidilutive and therefore is not reflected in the loss per share amounts.

Impact of Inflation and Changing Prices

           The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the six months ended June 30, 2001 and 2000 was negligible.

Liquidity and Capital Resources

           Sources and Components of Working Capital. At June 30, 2001, the Company had cash and cash equivalents of $5.1 million compared to $10.1 million at December 31, 2000. At June 30, 2001, the Company had working capital of $224.3 million as compared to $258.2 million at December 31, 2000. The decrease in working capital primarily resulted from a decrease in trade receivables. The ratio of current assets to current liabilities was 3.72 to 1 at June 30, 2001 and 3.53 to 1 at December 31, 2000. Trade receivables decreased $42.6 million to $123.0 million at June 30, 2001 as compared to $165.6 million at December 31, 2000. The decrease is the result of the Company's normal business cycle, where sales have traditionally been higher in the third and fourth quarters of each year. Inventory levels decreased by $9.8 million to $154.8 million at June 30, 2001 from $164.6 million at December 31, 2000. Accounts payable and accrued expenses decreased $19.3 million to $70.7 million at June 30, 2001 compared to $89.9 million at December 31, 2000, also as a result of the Company's normal business cycle.

           October 2000 Debt Refinancing. On October 31, 2000, the Company refinanced its existing senior indebtedness through credit facilities aggregating approximately $275 million. The Company entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") consisting of:

•	a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over the prime rate with the amount of borrowing availability dependant upon the Company’s eligible receivables and inventory;

•	a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over the prime rate amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•	a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25 % over the prime rate amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•	a term loan of $15 million with interest at 3.00% over the prime rate to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

          The Company also entered into a loan agreement (the “Subordinated Loan Agreement”) with its existing senior lenders, for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the prime rate. The Company’s German subsidiaries entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR which in part supports a $13 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

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

           In connection with the 2000 refinancing, warrants to purchase 20,000 Recoton Corporation common shares were issued to the holders of the notes issued pursuant to the 1999 Security Purchase Agreement. Warrants to purchase an aggregate of 5,000 Recoton Corporation common shares were issued to certain lenders under one of the new term loans pursuant to the Senior Loan agreement. Such warrants expire on October 31, 2005 and have an exercise price of $13.28.

           Sources of Credit At June 30, 2001. As at June 30, 2001 the Company had credit facilities aggregating $275.0 million, entered into in October 2000, which replaced its then existing senior indebtedness. The credit facilities include a $235.0 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation with various interest rates over prime and/or LIBOR, of which $180.7 million was outstanding as at June 30, 2001. The outstanding letters of credit under this facility as of June 30, 2001 were $22.1 million, including standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $4.6 million in letters of credit and $7.0 million in trust receipt loans were outstanding at June 30, 2001. At December 31, 2000, the outstanding letters of credit were $15.2 million. In October 2000 the Company also entered into a loan agreement with its then-existing senior lenders for a $15.0 million term loan with interest at 5.75% over prime. As of June 30, 2001 this loan bore interest of 12.5%. In October 2000 the Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR. At June 30, 2001, the factoring facility supported a $13.0 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement. As of June 30, 2001 there was no direct exposure for Germany. (See the discussion above regarding debt refinancing and the discussion below regarding the Company's outstanding notes.)

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

           On March 2, 2001 the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.4 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $7.0 million was outstanding as of June 30, 2001. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the loan.

           Capital Expenditures. In the fourth quarter of 2000, the Company committed to implement a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. The estimated timeframe for full implementation of the ERP system is currently six months from June 30, 2001 for North American operations and one year and six months from June 30, 2001 for European and Asian operations. The estimated cost of the project is approximately $14.0 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease).

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

           The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.6 million for the six months ended June 30, 2001 and $1.9 million for the six months ended June 30, 2000. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on the consolidated results of operations but such adjustments serve to reduce the Company's tangible net worth.

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

Implications to the Company From the Adoption of a European Common Currency

           Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. For the six months ended June 30, 2001, approximately 11% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in an 11-country European common currency, the Euro. The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions other than changes in the exchange rate between the Euro and the dollar which have occurred since the adoption of the Euro.

New Accounting Standard

           In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company was required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the financial position or results of operations because the Company did not enter into any derivative instruments as of June 30, 2001.

           In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 consolidated condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

           Effective as of the October 2000 refinancing all of the Company's borrowings bear various rates depending on changes in the LIBOR or prime rates.

           As part of the October 2000 refinancing the Company's German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with Heller Germany. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are initially recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity), but will ultimately be reflected in operations when the debt is repaid. Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at June 30, 2001 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of approximately $32 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security-holders

          The Annual Meeting of the Shareholders of the Corporation was held on June 6, 2001. Each of the four candidates for the position of director (Irwin Friedman, Joseph Idy, Arnold Kezsbom and Joseph H. Massot) were elected. The directors whose terms of office continued after the meeting were Robert L. Borchardt, George Calvi, Paul E. Feffer, Jerry Kalov, Ann R. Leven, Stuart Mont and Peter Wish.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

1.	Director election: Irwin Friedman

For: 9,989,402 Withhold Authority: 934,549

Joseph M. Idy

For: 9,086,702 Withhold Authority: 937,249

Arnold Kezsbom

For: 8,909,215 Withhold Authority: 1,114,736

Joseph H. Massot

For: 8,813,037 Withhold Authority: 1,214,914

           2.  Ratification of the appointment of Deloitte & Touche, LLP as Independent Auditors for the Fiscal Year Ending December 31, 2001:

For: 9,310,447 Against: 713,514 Abstain: 0 Nonvote: 0

Item 5.  Other Information

           Restructuring and Loan Agreement Amendments. Subsequent to the end of the Second Quarter, the Company restructured its various subsidiaries to better align these subsidiaries with its three segments and to make Recoton Corporation into a holding company. To facilitiate these changes, the Company entered into various agreements with its lenders.

           The changes occurred in three stages. Effective July 2, 2001 the Company contributed its stock holdings in Recoton (Far East) Limited (which owns STD Holding Limited), InterAct Accessories, Inc., InterAct Canada, Ltd. (formed in January 2001) and STD Technologies, Inc. to a newly-established subsidiary, InterAct International, Inc., which in turn contributed the shares of Recoton (Far East) Limited, InterAct Accessories, Inc. and InterAct Canada, Ltd. to a newly-established subsidiary, InterAct Holdings, Ltd. and contributed the shares of STD Technologies Holding, Inc. to a newly-established subsdiary, InterAct Technologies, Inc. The new companies signed various agreements causing them to become parties to the existing loan and credit agreements and related documents.

           Effective July 3, 2001, Recoton Accessories, Inc., a newly-established subsidiary of Recoton Corporation, and Recoton Mobile Electronics, Inc., a newly-established subsidiary of Recoton Audio Corporation, became parties to the loan and credit agreements and related documents, Recoton pledged to the lenders 65% of the shares of a newly-established Hong Kong Recoton, Recoton (Hong Kong) Limited, and the subsidiaries Recoton European Holdings, Inc. and Recoton International Holdings, Inc. were merged.

           Effective August 1, 2001, Recoton Corporation transferred to Recoton Accessories, Inc. the assets, liabilities and business of its Recoton Accessories Division and Recoton Audio Corporation transferred to Recoton Mobile Electronics, Inc. the assets, liabilities and business of its Recoton Mobile Electronics Division, the shares of Recoton International Holdings, Inc. held by Recoton Audio Corporation were dividended to Recoton Corporation and the shares of Recoton (UK) Limited held by Recoton International Holdings, Inc. were dividended to Recoton Corporation.

           A listing of the Company's subsidiaries reflecting the restructuring is attached as Exhibit 21.

          In connection with the restructuring of the Company’s video and computer game segment, the Company also extended the employment agreement with Stephen Chu, the Group Managing Director of STD Holding, Ltd., until December 31, 2005 with the term being further extended to December 31, 2009 upon the consent of the parties. His base salary which is subject to a cost-of-living adjustment as well as discretionary adjustments set by the Board of Directors, was continued and his annual bonus is 3% of the net after-tax earnings of InterAct Group (as defined) commencing with earnings for 2001 (with any cumulative negative earnings being applied to the succeeding years’ earnings). Mr. Chu receives customary fringe benefits made available to comparable Recoton employees other than stock option, profit sharing and bonus programs.

          Mr. Chu also received options to purchase 2,475,000 shares of InterAct International, Inc. at $1 per share (40% of which are immediately exercisable, and 20% become exercisable on January 1st of each of 2002, 2003 and 2004 and which expire on January 31, 2006) and 618,750 shares of InterAct International, Inc. at $1 per share (which become exercisable on September 30, 2009 unless certain conditions are satisfied, in which case they become exercisable on December 31, 2005, and which expire on December 31, 2009).

          New employment agreements were also entered into with certain other key executives of the InterAct Group. These employees were issued similar options to purchase 2,531,250 shares of InterAct International (of which 2,025,000 expire in 2006 and 506,250 expire in 2009). Recoton Corporation currently owns 45,000,000 shares of InterAct International, Inc.

           The optionees have the right under certain circumstances to put back to the Company the shares acquired pursuant to the options which expire in 2006 if the Company has not consummated a public offering of the shares of InterAct International, Inc. by December 31, 2003. Such shares would be sold at a price equal to the book value of InterAct International at the time of the exercise of the options (subject to certain maximum limits). The Company has the right to pay such purchase price in stock of Recoton Corporation.

           Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "expect," "believe," "hope" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1.	Consent and Amendment No. 3 to the Loan Agreement, Amendment No. 2 to the Security Agreement and Amendment No. 1 to the Pledge Agreement with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated July 3, 2001

10.2.	First Amendment and Consent to the Credit Agreement with The Chase Manhattan Bank as Administrative Agent to the Lenders, dated July 3, 2001

10.3	Employment Agreement between STD Holding Limited and Stephen Chu, as amended and restated as of January 1, 2001, with forms of option agreements

21	Subsidiaries of the registrant

(b)	Reports On Form 8-K: none

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECOTON CORPORATION

/s/ Robert L. Borchardt
     Robert L. Borchardt, President
     and Chief Executive Officer

/s/ Arnold Kezsbom
     Arnold Kezsbom, Senior Vice President-
     Finance, Treasurer and Chief Financial
Officer

Dated: August 14, 2001

EXHIBIT INDEX

10.1.	Consent and Amendment No. 3 to the Loan Agreement, Amendment No. 2 to the Security Agreement and Amendment No. 1 to the Pledge Agreement with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated July 3, 2001

10.2.	First Amendment and Consent to the Credit Agreement with The Chase Manhattan Bank as Administrative Agent to the Lenders, dated July 3, 2001

10.3	Employment Agreement between STD Holding Limited and Stephen Chu, as amended and restated as of January 1, 2001, with forms of option agreements

21	Subsidiaries of the registrant