Form 10-Q
period 2001-09-30
RECOTON CORP
filed 2001-11-14
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer Identification No.)

2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days.     Yes |X|          No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,203,883 common shares, par value $.20 per share, as of September 11, 2001.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             September 30,      December 31,
                                                            ---------------   ---------------
                                         ASSETS                   2001              2000
                                         ------             ---------------   ---------------
                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $   6,317         $  10,098
   Accounts receivable (less allowance for doubtful
      accounts of $2,411 in 2001 and $3,285 in 2000)             130,940           165,575
   Inventories                                                   166,916           164,596
   Prepaid, refundable and deferred income taxes                  12,002             9,573
   Prepaid expenses and other current assets                       9,737            10,632
                                                            ---------------   ---------------
                  TOTAL CURRENT ASSETS                           325,912           360,474

PROPERTY AND EQUIPMENT, NET                                       44,536            35,286
TRADEMARKS AND PATENTS, NET                                        4,033             4,278
GOODWILL, NET                                                     31,043            32,698
DEFERRED INCOME TAXES                                             19,354            18,882
OTHER ASSETS                                                      10,082            11,893
                                                            ---------------   ---------------

                  TOTAL ASSETS                                  $434,960          $463,511
                                                            ===============   ===============

                                       LIABILITIES
                                       -----------

CURRENT LIABILITIES:
   Current portion of long-term debt                            $ 14,666          $ 11,994
   Accounts payable                                               72,687            64,821
   Accrued expenses                                               17,155            25,097
                                                            ---------------   ---------------

                  TOTAL CURRENT LIABILITIES                      104,508           101,912

LONG-TERM DEBT (less current portion above)                      219,374           243,914
OTHER LIABILITIES                                                  2,509             4,426
                                                            ---------------   ---------------

                  TOTAL LIABILITIES                              326,391           350,252
                                                            ---------------   ---------------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                     --                --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 13,364,552 shares in
   2001 and 12,986,720 shares in 2000                              2,673             2,597
ADDITIONAL PAID-IN CAPITAL                                        88,787            85,803
RETAINED EARNINGS                                                 37,028            42,222
ACCUMULATED OTHER COMPREHENSIVE LOSS                             (12,940)          (10,866)
                                                            ---------------   ---------------

                  TOTAL                                          115,548           119,756

TREASURY SHARES - 1,271,176 shares in 2001 and
   1,239,330 shares in 2000, at cost                              (6,979)           (6,497)
                                                            ---------------   ---------------

                  TOTAL SHAREHOLDERS' EQUITY                     108,569           113,259
                                                            ---------------   ---------------

                  TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                       $434,960          $463,511
                                                            ===============   ===============

                                The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                           Three Months Ended              Nine Months Ended
                                             September  30,                  September 30,
                                        ------------------------      --------------------------
                                           2001         2000             2001           2000
                                        ----------   -----------      ----------     -----------

NET SALES                                 $136,711      $157,582        $407,408      $439,723
COST OF SALES                               84,206        99,108         255,037       276,371
                                        ----------    ----------       ---------     ---------

GROSS PROFIT                                52,505        58,474         152,371       163,352

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  44,974        50,859         137,320       145,320
                                        ----------    ----------       ---------     ---------

OPERATING INCOME                             7,531         7,615          15,051        18,032

OTHER (INCOME) EXPENSES:
   Interest expense                          6,222         9,656          20,198        26,967
   Amortization of financing costs             853           561           2,403         1,631
   Investment income                           (57)         (222)           (130)         (771)
                                        ----------    ----------       ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES              513        (2,380)         (7,420)       (9,795)

INCOME TAX EXPENSE (BENEFIT)                   154          (451)         (2,226)       (2,449)
                                        ----------    ----------       ---------     ---------
NET INCOME (LOSS)                         $    359      $ (1,929)      $  (5,194)    $  (7,346)
                                        ==========    ==========       =========     =========

INCOME (LOSS) PER SHARE:
   Basic                                  $    .03         $(.16)          $(.44)        $(.63)
                                        ==========    ==========       =========     =========

   Diluted*                               $    .03         $(.16)          $(.44)        $(.63)
                                        ==========    ==========       =========     =========

NUMBER OF SHARES USED INCOMPUTING
   PER SHARE AMOUNTS:

   Basic                                    12,081        11,747          11,908        11,743
                                        ==========    ==========       =========     =========

   Diluted*                                 12,972        11,747          11,908        11,743
                                        ==========    ==========       =========     =========

DIVIDENDS                                     NONE          NONE            NONE          NONE
                                        ==========    ==========       =========     =========
*The effect of the assumed exercise of outstanding stock options and warrants for the three months ended September 30, 2000 and the nine months ended September 30, 2001 and 2000, respectively, is antidilutive and therefore is not reflected in the diluted loss per share.

a) Options to purchase 249,000 common shares at prices ranging from $18.07 to $25.50 per share were outstanding at September 30, 2001 and 168,000 shares of nonvested performance accelerated restricted stock at $18.14 per share were outstanding at September 30, 2001 but were not included in the computation of earnings per share because to do so would have been antidilutive.

b) Options to purchase 2,457,000 common shares at prices ranging from $3.33 to $25.50 per share were outstanding at September 30, 2000 and warrants to purchase 660,000 common shares at $7.77 per share were outstanding at September 30, 2000 but were not included in the computation of earnings per share because to do so would have been antidilutive.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                   Nine Months Ended
                                                                       September 30,
                                                                 ---------------------
                                                                    2001       2000
                                                                 ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (5,194) $  (7,346)
                                                                 ---------- ----------

   Adjustments to reconcile net loss
   to net cash provided by operating activities:
      Depreciation                                                   6,403      6,673
      Amortization of intangibles                                    4,354      3,690
      Amortization of debt discount costs                              745        870
      Provision for (recovery of) losses on accounts receivable        700       (185)
      Deferred income taxes                                         (1,764)       171
      Change in asset and liability accounts:
         Accounts receivable                                        32,540     65,776
         Inventory                                                  (3,249)   (38,100)
         Prepaid and refundable income taxes                          (691)    (4,155)
         Prepaid expenses and other assets                             679        205
         Accounts payable and accrued expenses                         366      8,612
         Other noncurrent liabilities                               (1,898)      (187)
                                                                 ---------- ----------

             TOTAL ADJUSTMENTS                                      38,185     43,370
                                                                 ---------- ----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES              32,991     36,024
                                                                 ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                            (51)      (149)
   Expenditures for property and equipment                         (14,165)    (4,668)
                                                                 ---------- ----------

             NET CASH USED FOR INVESTING ACTIVITIES                (14,216)    (4,817)
                                                                 ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving credit agreements                (22,986)   (27,000)
   Repayment of long-term debt                                      (7,125)        --
   Proceeds from lease financing                                     7,026         --
   Repayment of lease financing                                       (988)        --
   Repayment of long-term bank borrowings                              (88)      (331)
   Payment of debt financing costs                                    (658)    (1,923)
   Proceeds from exercise of stock options                           2,426         63
                                                                 ---------- ----------

           NET CASH USED FOR FINANCING ACTIVITIES                  (22,393)   (29,191)
                                                                 ---------- ----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH                                                            (163)    (1,010)
                                                                 ---------- ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (3,781)     1,006

CASH AND CASH EQUIVALENTS - JANUARY 1                               10,098     21,650
                                                                 ---------- ----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                          $  6,317   $ 22,656
                                                                 ========== ==========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                  $ 21,416   $ 22,638
                                                                 ========== ==========

   Income taxes paid                                              $  1,099   $  1,749
                                                                 ========== ==========

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

The attached notes are made a part hereof

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE A -	The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the consolidated financial statements of the Company at December 31, 2000, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

Certain reclassifications of prior period amounts have been made to conform to current period classifications.

NOTE B -	The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company's sales and earnings have been higher in the second half of each year.

NOTE C -	Inventories are summarized as follows:
                                           September 30,  December 31,
                                           -------------  ------------
                                               2001           2000
                                           -------------  ------------
     Raw materials and work in process       $   23,343     $  30,887
     Finished goods                             120,679       120,621
     Merchandise in-transit                      22,894        13,088
                                           -------------  ------------
        Total                                $  166,916     $ 164,596
                                           =============  ============
NOTE D -	Total comprehensive income (loss) is summarized as follows:
                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                        ------------------------- ------------------------
                                            2001        2000          2001        2000
                                         ----------- -----------   ----------- -----------

     Net income (loss)                     $    359   $  (1,929)    $  (5,194)  $  (7,346)
     Other comprehensive
       income (loss) - foreign currency
       transaction adjustments
       (net of income tax effect)             1,544      (2,934)       (2,074)     (4,835)
                                         ----------- -----------   ----------- -----------
        Total comprehensive
         income (loss)                     $  1,903   $  (4,863)    $  (7,268)  $ (12,181)
                                         =========== ===========   =========== ===========
NOTE E -	The following table presents certain operating segment information for each of the nine and three month periods ended September 30, 2001 and September 30, 2000:

                                   Consumer                    Video and
                                  Electronics                   Computer
                                  Accessories       Audio         Game       Unallocated
                                   Business       Business      Business      Corporate      Total
                                  -----------     --------     ---------     -----------     -----

     Nine Months Ended
     -----------------
     September 30, 2001:
     -------------------
        Net sales:
           External customers       $156,728      $155,584       $95,096         $   --     $407,408
           Intersegment                  181         1,185         9,152             --       10,518

        Income (loss) before
           income taxes               16,405         8,723       (11,217)       (21,331)      (7,420)

     Nine Months Ended
     -----------------
     September 30, 2000:
     -------------------
        Net sales:
           External customers       $162,319      $169,605      $107,799         $   --     $439,723
           Intersegment                   51           655         4,980             --        5,686

        Income (loss) before
           income taxes               15,849        12,464       (11,003)       (27,105)      (9,795)

     Three Months Ended
     ------------------
     September 30, 2001:
     -------------------
        Net sales:
           External customers       $ 49,729      $ 52,319      $ 34,663         $   --     $136,711
           Intersegment                   84           414         2,886             --        3,384

        Income (loss) before
           income taxes                4,868         4,378        (2,024)        (6,709)         513

     Three Months Ended
     ------------------
     September 30, 2000:
     -------------------
        Net sales:
           External customers       $ 55,422      $ 58,371      $ 43,789         $   --     $157,582
           Intersegment                   52           284         1,567             --        1,903

        Income (loss) before
           income taxes                5,206         3,992        (1,839)        (9,739)      (2,380)
NOTE F -	In March 2001, the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.4 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system of which $7.5 million was outstanding as of September 30, 2001.

NOTE G -	In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The application of SFAS 141 did not have an impact on the Company's financial position or operations. The Company is currently evaluating the provision of SFAS 142 and has not yet determined the effect of adoption on its' financial position and results of operation.

In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In April 2001, the FASB issued Emerging Issues Task Force ("ETIF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." ETIF No. 00-25 addresses accounting for consideration from a vendor to a retailer in connection with the purchase or promotion of the vendor's products. This would require the Company to record certain vendor consideration to its retailers as a reduction of revenue. The Company has determined that the adoption of EITF No. 00-25 will not have a material impact on its financial position or results of operations.

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

           The Company operates its business under three segments as follows:

•	Consumer Electronics Accessories Business. This segment consists of Recoton Accessories, Inc. (prior to August 1, 2001, this was the Accessories Division of Recoton Corporation); Christie Design Corporation, a research and development subsidiary; Recoton (Hong Kong) Limited, a buying office; AAMP of Florida, Inc., a distributor of car audio installation products; Recoton (UK) Limited , a United Kingdom distributor of consumer electronics accessories; Recoton Canada Ltd., a Canadian distributor of Recoton products; and Recoton (Far East) Limited, a Hong Kong distributor of Recoton products. Accessory products sold include indoor and outdoor TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, AR/Acoustic Research, Recoton, Discwasher, Stinger, Ambico, AAMP and RoadGear and, under license, Sprint for telephone accessories. The percentage of the Company's net sales by this segment were approximately 39% for the nine months ended September 30, 2001 and 37% for the nine months ended September 30, 2000.

•	Audio Business. This segment consists of Recoton Audio Corporation and Recoton International Holdings, Inc. and their United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT (Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors and installation accessories. The percentage of the Company's net sales by this segment were approximately 38% for the nine months ended September 30, 2001 and approximately 39% for the nine months ended September 30, 2000.

•	Video and Computer Game Business. This segment consists of InterAct International, Inc. and its United States, Canadian and Chinese subsidiaries. These include STD Holding Limited and its Hong Kong and Chinese subsidiaries, including our manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for our other segments; InterAct Accessories, Inc., a distributor of computer and video game accessories in the United States; and InterAct Canada, Ltd., which distributes computer and video games accessories in Canada (the business which was prior to April 2001 handled by Recoton Canada Ltd. and which was, prior to 2000, part of the consumer electronic accessories business). Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, and the Company's popular GameShark, a device which assists game players to improve their play. The percentage of the Company's net sales by this segment were approximately 23% for the nine months ended September 30, 2001 and 24% for the nine months ended September 30, 2000.

Results Of Operations

           Comparison for the quarters ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 (certain reclassifications of prior period amounts have been made to conform to the 2001 classifications).

           The following table presents certain operating segment information for the indicated three months ended September 30 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                      (IN MILLIONS)

                                         Consumer                   Video and
                                        Electronics                 Computer
                                        Accessories      Audio        Game
2001                                     Business*     Business*    Business
----                                    -----------    ---------    ---------
Net sales..........................      $  49.7        $  52.3      $  34.7
Gross profit.......................         22.2           18.8         11.5
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses.............          4.8            4.4         (2.0)

2000
----
Net sales..........................      $  55.4        $  58.4      $  43.8
Gross profit.......................         23.3           19.5         15.7
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses.............          5.2            4.0         (1.8)

* Certain prior period amounts have been reclassified to conform to current period classifications.

           The following table presents certain operating segment information for the indicated nine months ended September 30 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                      (IN MILLIONS)

                                         Consumer                   Video and
                                        Electronics                 Computer
                                        Accessories      Audio        Game
2001                                     Business*     Business*    Business
----                                    -----------    ---------    ---------
Net sales..........................      $ 156.7        $ 155.6      $  95.1
Gross profit.......................         69.6           51.7         31.1
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses.............         16.4            8.7        (11.2)

2000
----
Net sales..........................      $ 162.3        $ 169.6      $ 107.8
Gross profit.......................         69.4           57.7         36.3
Income (loss) before income
  taxes, corporate interest and
  unallocated expenses.............         15.8           12.5        (11.0)

* Certain prior period amounts have been reclassified to conform to current period classifications.

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

           Net sales for the third quarter ended September 30, 2001 totaled $136.7 million, a decrease of $20.9 million or 13.2% from sales for the third quarter ended September 30, 2000 of $157.6 million. Net sales for the nine months ended September 30, 2001 totaled $407.4 million, a decrease of $32.3 million or 7.4% from sales for the nine months ended September 30, 2000 of $439.7 million. The decrease in sales is primarily attributable to lower sales across all segments due to the general softening of the retail environment, the transition of the video game industry and the tragic events of September 11th. Sales by segment were as follows:

•	Net sales for the consumer electronics accessory business for the third quarter ended September 30, 2001 were $49.7 million, a decrease of 10.3% compared to $55.4 million for the third quarter of 2000. Net sales for the nine months ended September 30, 2001 were $156.7 million, a decrease of 3.4% compared to $162.3 million for the nine months ended September 30, 2000. The decreases are primarily due to lower OEM sales.

•	Net sales for the audio business in the third quarter ended September 30, 2001 were $52.3 million, a decrease of 10.4% compared to $58.4 million in the third quarter ended September 30, 2000. Net sales for the nine months ended September 30, 2001 were $155.6 million, a decrease of 8.3% compared to $169.6 million in the nine months ended September 30, 2000. The reduction is predominantly attributable to decreased sales in the Company's mobile audio products as a result of the current slow economic environment.

•	Net sales for the video and computer game business in the third quarter ended September 30, 2001 were $34.7 million, a decrease of 20.8% compared to $43.8 million for the third quarter ended September 30, 2000. Net sales for the nine months ended September 30, 2001 were $95.1 million, a decrease of 11.8%, compared to $107.8 million for the nine months ended September 30, 2000. These decreases are primarily attributable to an overall softer retail environment and the transition of the video game industry as new video game machines are introduced at the end of this year.

           Gross margins for the third quarter ended September 30, 2001 increased to 38.4% from 37.1% for the third quarter ended September 30, 2000. Gross margins for the nine months ended September 30, 2001 increased to 37.4% from 37.2% for the nine months ended September 30, 2000. Gross margins by segment were as follows:

•	Gross margin for the consumer electronics accessories business increased to 44.7% for the third quarter ended September 30, 2001 from 42.0% for the third quarter ended September 30, 2000. Gross margin for the consumer electronics accessories business increased to 44.4% for the nine months ended September 30, 2001 from 42.8% for the nine months ended September 30, 2000. These increases were mainly due to product mix and a decrease in OEM sales, which traditionally have a lower gross margin.

•	Gross margin for the audio business increased to 35.8% for the third quarter ended September 30, 2001 from 33.3% for the third quarter ended September 30, 2000. These increases were primarily due to new products achieving greater market penetration and consumer acceptance. Gross margin for the audio business decreased to 33.2% for the nine months ended September 30, 2001 from 34.0% for the nine months ended September 30, 2000. This was a result of decreased margins as inventory levels of more mature products were lowered during the first six months of 2001 to prepare for the launch of newer models.

•	Gross margin for the video and computer game business decreased to 33.3% for the third quarter ended September 30, 2001 from 35.9% for the third quarter ended September 30, 2000. Gross margin for the video and computer game business decreased to 32.7% for the nine months ended September 30, 2001 from 33.7% for the nine months ended September 30, 2000. This was primarily due to the general transition of the video game industry and competitive pricing pressures on products associated with legacy video game platforms.

           Selling, general and administrative expenses decreased for the third quarter ended September 30, 2001 by approximately $5.9 million to $45.0 million from $50.9 million for the third quarter ended September 30, 2000 and as a percent of net sales increased to 32.9% for the third quarter ended September 30, 2001 from 32.3% for the third quarter ended September 30, 2000. For the nine months ended September 30, 2001 selling, general and administrative decreased by approximately $8.0 million to $137.3 million from $145.3 million for the nine months ended September 30, 2000 and as a percent of sales increased to 33.7% for the nine months ended September 30, 2001 from 33.0% for the nine months ended September 30, 2000. The dollar decrease was mainly due to the Company's efforts in reducing operating expenses to offset the impact of lower sales as well as decreased market development expenses and other variable expenses as a result of lower sales volume. Increases as a percent of sales for the three and nine months ended September 30, 2001 compared to the same periods in 2000 are reflective of fixed costs being absorbed on lower sales volume.

           Operating income for the third quarter ended September 30, 2001 was $7.5 million compared to $7.6 million for the third quarter ended September 30, 2000. Operating income for the nine months ended September 30, 2001 was $15.1 million compared to $18.0 million for the nine months ended September 30, 2000. The operating income decreases were primarily attributable to decreased sales volume offset in part by reduced operating expenses.

           Interest expense decreased by approximately $3.4 million to $6.2 million for the third quarter ended September 30, 2001 compared to $9.7 million for the third quarter ended September 30, 2000. Interest expense decreased by approximately $6.8 million to $20.2 million for the nine months ended September 30, 2001 compared to $27.0 million for the nine months ended September 30, 2000. The decrease was attributable to lower interest rates and the Company's present three-year $275 million senior credit facility which replaced the Company's prior senior debt facility at a lower overall cost of funds (see discussion under "Liquidity and Capital Resources-October 2000 Debt Refinancing").

           Amortization of financing costs increased to approximately $0.9 for the third quarter ended September 30, 2001 compared to approximately $0.6 for the third quarter ended September 30, 2000. Amortization of financing costs increased to approximately $2.4 million for the nine months ended September 30, 2001 compared to approximately $1.6 million for the nine months ended September 30, 2000. This was mainly attributable to the debt refinancing in October 2000.

           On a consolidated basis, the income before income taxes for the third quarter ended September 30, 2001 was $0.5 million compared to a loss before income taxes for the third quarter ended September 30, 2000 of $2.4 million. This is mainly due to reduced operating expenses and a $3.5 million decrease in interest expenses compared to the same period last year offset in part by a decrease in sales volume. For the nine months ended September 30, 2001 the loss before income taxes was $7.4 million compared to a loss before income taxes of $9.8 million reported for the nine months ended September 30, 2000. This is mainly due to reduced operating expenses and a $6.8 million decrease in interest expenses compared to the same period last year offset in part by a decrease in sales volume.

           The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consist primarily of corporate interest and certain amortization of financing costs):

•	Income before income taxes and unallocated expenses for the consumer electronics accessories business was $4.8 million for the third quarter ended September 30, 2001 compared to $5.2 million for the third quarter ended September 30, 2000. This was mainly due to decreased sales of OEM products offset in part by increases in gross profit due to product mix. For the nine months ended September 30, 2001 income before income taxes and unallocated expenses was $16.4 million compared to $15.8 million for the nine months ended September 30, 2000. The year to date increase is mainly due to increased sales of accessories products offset in part by a decrease in OEM products.

•	Income before income taxes and unallocated expenses for the audio business was $4.4 million for the third quarter ended September 30, 2001 compared to $4.0 million for the third quarter ended September 30, 2000. This was mainly due to new product introductions gaining market penetration and consumer acceptance. For the nine months ended September 30, 2001 income before income taxes and unallocated expenses was $8.7 million compared to $12.5 million for the nine months ended September 30, 2000. This decrease was primarily due to the general economic conditions and decreased gross profit as inventories of more mature products were lowered to prepare for the launch of newer models during the first six months of 2001.

•	The loss before income taxes and unallocated expenses for the video and computer game business was $2.0 million for the third quarter ended September 30, 2001 compared to a loss of $1.8 million for the third quarter ended September 30, 2000. For the nine months ended September 30, 2001 the loss before income taxes and unallocated expenses was $11.2 million compared to a loss before income taxes and unallocated expenses of $11.0 million for the nine months ended September 30, 2000. The losses for the three and nine months ended September 30, 2001 were mainly due to lower sales of new video game products as a result of the general transition of the video game industry and pricing pressures on products associated with legacy video game platforms. Despite the slightly larger losses for the three and nine months ended September 30, 2001 compared to the same periods in 2000, the Company helped to minimize the impact of lower sales and margins by reducing operating expenses.

           In recent years, the Company's income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from the Company's Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China. The Company's income tax credit for the first nine months of 2001 was based on a 30% estimated effective annual income tax rate for 2001. This resulted in a net income tax credit of $2.2 million for the nine months ended September 30, 2001. The Company currently estimates that the balance of its Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The Company's income tax credit for the first nine months of 2000 was based on a 25% estimated effective annual income tax rate for 2000. This resulted in a net income tax credit of $2.4 million for the nine months ended September 30, 2000.

           Comprehensive income or loss is comprised of the net income or loss and foreign currency translation adjustments (which adjustments, net of income tax effect, were a negative $2.1 million for the nine months ended September 30, 2001 and a negative $4.8 million for the nine months ended September 30, 2000) included in the consolidated statements of shareholders' equity. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for the nine months ended September 30, 2001 and 2000, and the related foreign currency translation adjustments recorded by the Company, in addition to the net loss, total comprehensive loss for the nine months ended September 30, 2001 was $7.3 million and for the nine months ended September 30, 2000 was $12.2 million. Comprehensive income for the quarter ended September 30, 2001 was $1.9 million as compared to comprehensive loss of $4.9 million for the third quarter ended September 30, 2000.

           In the third quarter ended September 30, 2001, basic and diluted income per share was $0.03 based on average outstanding shares of 12,081,000 basic and 12,972,000 diluted. In the third quarter ended September 30, 2000, basic and diluted loss per share was $0.16 based on average outstanding shares of 11,747,000. For the nine months ended September 30, 2001, basic and diluted loss per share was $0.44 based on average outstanding shares of 11,908,000. For the nine months ended September 30, 2000, basic and diluted loss per share was $0.63 based on average outstanding shares of 11,743,000.

Impact of Inflation and Changing Prices

           The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations for the nine months ended September 30, 2001 and 2000 was negligible.

Liquidity and Capital Resources

           Sources and Components of Working Capital. At September 30, 2001, the Company had cash and cash equivalents of $6.3 million compared to $10.1 million at December 31, 2000. At September 30, 2001, the Company had working capital of $221.4 million as compared to $258.6 million at December 31, 2000. The decrease in working capital primarily resulted from a decrease in trade receivables as a result of lower year-to-date sales. The ratio of current assets to current liabilities was 3.12 to 1 at September 30, 2001 and 3.54 to 1 at December 31, 2000. Trade receivables decreased $34.6 million to $130.9 million at September 30, 2001 as compared to $165.6 million at December 31, 2000. The decrease is the result of decreased sales due to the soft retail environment. Inventory levels increased by $2.3 million to $166.9 million at September 30, 2001 from $164.6 million at December 31, 2000. Accounts payable and accrued expenses were $89.8 million at September 30, 2001 compared to $89.9 million at December 31, 2000.

           October 2000 Debt Refinancing. On October 31, 2000, the Company refinanced its existing senior indebtedness through credit facilities aggregating approximately $275 million. The Company entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") consisting of:

•	a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over the prime rate with the amount of borrowing availability dependant upon the Company's eligible receivables and inventory;

•	a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over the prime rate amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•	a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25 % over the prime rate amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•	a term loan of $15 million with interest at 3.00% over the prime rate to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

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

           Sources of Credit at September 30, 2001. As at September 30, 2001 the Company had credit facilities aggregating $275 million, entered into in October 2000, which replaced its then existing senior indebtedness. The credit facilities include a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation with various interest rates over prime and/or LIBOR, of which $178.6 million was outstanding as at September 30, 2001. The outstanding letters of credit under this facility as of September 30, 2001 were $25.2 million, including standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of the Company's Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $3.5 million in letters of credit and $8.3 million in trust receipt loans were outstanding at September 30, 2001. At December 31, 2000, the outstanding letters of credit were $15.2 million. In October 2000 the Company also entered into a loan agreement with its then-existing senior lenders for a $15 million term loan with interest at 5.75% over prime. As of September 30, 2001 this loan bore interest of 11.75%. In October 2000 the Company's German subsidiaries entered into a 50 million Deutsche Mark factoring facility (up to approximately $25 million) with interest at 2.5% over European LIBOR. At September 30, 2001, the factoring facility supported a $13 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement. As of September 30, 2001 there was no direct exposure for Germany. (See the discussion above regarding debt refinancing and the discussion below regarding the Company's outstanding notes.)

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

           On March 2, 2001 the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.4 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $7.5 million was outstanding as of September 30, 2001. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the loan.

           Capital Expenditures. In the fourth quarter of 2000, the Company committed to implement a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. The estimated timeframe for full implementation of the ERP system is currently December 31, 2001 for North American operations and December 31, 2002 for European and Asian operations. The estimated cost of the project is approximately $14 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease).

           Foreign Operations. To date there has been limited exposure to loss due to foreign currency risks in the Company's Asian subsidiaries, because the Hong Kong dollar has been pegged to the U.S. dollar at an official exchange rate of HK $7.80 to US $1.00. Additionally, in recent years there have been no material fluctuations in the Hong Kong/Chinese exchange rates. Also, the Company maintains the majority of its currency in Asia in U.S. dollar accounts. However, there have been discussions in Hong Kong about eliminating the peg and there can be no assurance that these relationships will continue.

           The Company's operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $2.1 million for the nine months ended September 30, 2001 and $4.8 million for the nine months ended September 30, 2000. The changes in the exchange rates of the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments, had no material impact on the consolidated results of operations but such adjustments serve to reduce the Company's tangible net worth.

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

           Implications to the Company from the Adoption of a European Common Currency

           Recoton has extensive operations in certain European countries, including Germany, Italy and the United Kingdom. The Company also sells to additional countries in Europe. For the nine months ended September 30, 2001, approximately 11% of the Company's net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which the Company has operations have confirmed their participation in an 11-country European common currency, the Euro. The Company has not experienced, and does not anticipate, that there will be any material adverse impact on the Company or its European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions other than changes in the exchange rate between the Euro and the dollar which have occurred since the adoption of the Euro.

New Accounting Standard

           In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The application of SFAS 141 did not have an impact on the Company's financial position or operations. The Company is currently evaluating the provisions of SFAS 142 and has not yet determined the effect of adoption on its financial position and results of operations.

           In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

           In April 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses accounting for consideration from a vendor to a retailer in connection with the purchase or promotion of the vendor's products. This would require the Company to record certain vendor consideration to its retailers as a reduction of revenue. The Company has determined that the adoption of EITF No. 00-25 will not have a material impact on its financial position or results of operations.

Item 3A: Quantitative and Qualitative Disclosures About Market Risk

           Effective as of the October 2000 refinancing all of the Company's borrowings bear various rates depending on changes in the LIBOR or prime rates.

           As part of the October 2000 refinancing the Company's German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25 million) with Heller Germany. Recoton Corporation and certain of its subsidiaries have intercompany loans, which are not denominated in their home country currency, which exposes the Company to exchange rate fluctuations. The Company has not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity). Exclusive of intercompany receivables and payables for current transactions, the outstanding foreign currency loans at September 30, 2001 (expressed in U.S. dollars at current exchange rates) which remain subject to currency fluctuations consist of approximately $35 million in loans made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy. These loans have no fixed due dates.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds.

           On August 31, 2001, warrants issued by the Company to First Union National Bank, one of the Company's lenders, were exercised on a cashless basis, resulting in the issuance of 13,694 shares and the surrender of warrants to purchase 11,899 shares. The Company did not receive any net proceeds from such issuance but the number of outstanding warrants was reduced by the cancellation of the surrendered warrants. The warrants that were exercised (including those which were cancelled in payment for the issued shares) consisted of warrants to purchase warrants to purchase 23,266 shares at $7.76875 per share issued on September 8, 1999 and 2,327 shares at $14.875 per share issued on October 2, 2000.

           The warrants issued to First Union National Bank were part of the warrants issued by the Company to various lenders in 1999 and 2000. These consisted of warrants to purchase an aggregate of 310,000 shares at $18.2626 issued to holders of the Company's senior subordinated notes on February 4, 1999 (expiring on February 4, 2004); an aggregate of 249,980 shares at $7.76875 issued to the lenders under the Company's prior revolving credit facility on September 8, 1999 (expiring on September 8, 2004); an aggregate of 100,000 shares at $7.76875 issued to the Company's senior subordinated note holders on September 8, 1999 (expiring on September 8, 2004); an aggregate of 25,000 shares at $14.875 issued to the lenders under the prior revolving credit facility on October 2, 2000 (expiring on October 2, 2005); an aggregate of 5,000 shares at $13.28 issued to lenders under one of the term loans pursuant to the 2000 senior loan facility on October 31, 2000 (expiring on October 31, 2005); and an aggregate of 20,000 shares at $13.28 issued to the senior subordinated noteholders on October 31, 2000 (expiring on October 31, 2005).

           The warrants and the shares issued upon exercise of such warrants were issued in private placements under Section 4(2) of the Securities Act of 1933.

Item 5.	Other Information

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
Stuart Mont, Executive Vice President
  and Chief Operating Officer

/s/ Arnold Kezsbom
Arnold Kezsbom, Senior Vice President-
  Finance, Treasurer and Chief Financial
Officer

Dated: November 14, 2001