Form 10-K
period 2001-12-31
RECOTON CORP
filed 2002-04-01
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       (MARK ONE)


     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$51,717,352 based on the closing price on the Nasdaq Stock Market of $4.76 as of February 28, 2002. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,305,017 common shares as of March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 2002 (the "2002 Proxy Statement") are incorporated by reference into Part III of this Form 10-K

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     We are a global leader in the development and marketing of consumer electronic accessories, audio products and gaming products. Our more than 4,000 products include highly functional accessories for audio, video, car audio, camcorder, multi-media/computer, home office and cellular and standard telephone products, as well as 900MHz wireless technology products including headphones and speakers; home, mobile and marine audio products including high fidelity loudspeakers, home theater speakers and car audio speakers and components; and accessories for video and computer games.

     We classify our business into three principal segments:

     o CONSUMER ELECTRONICS ACCESSORIES BUSINESS. This segment consists of Recoton Accessories, Inc.; Recoton (Hong Kong) Limited, a Hong Kong distributor of all Recoton products; AAMP of Florida, Inc., a distributor of car audio installation products; Recoton (UK) Limited , a United Kingdom distributor of consumer electronics accessories; and Recoton Canada Ltd., a Canadian distributor of Recoton products. Accessory products sold include TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including JENSEN, ADVENT, AR/ACOUSTIC RESEARCH, RECOTON, DISCWASHER, STINGER, AMBICO, AAMP and ROADGEAR and, under license, SPRINT for telephone accessories.

     o AUDIO BUSINESS. This segment consists of Recoton Audio Corporation and Recoton International Holdings, Inc. and their United States and European subsidiaries, which primarily sell home and mobile audio and video products. Products for the home, sold under the JENSEN, ADVENT, AR/ACOUSTIC RESEARCH and NHT(NOW HEAR THIS) brand names and under the MAGNAT and HECO brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the JENSEN, ADVENT, LINEAR RESEARCH, ROADGEAR and PHASE LINEAR brand names and MAGNAT and MACAUDIO brand names in Europe, include speakers, subwoofers, amplifiers, cassette receivers, equalizers, electronic crossovers, signal processors, CD players and changers, video monitors and installation accessories.

     o VIDEO AND COMPUTER GAME BUSINESS. This segment consists of InterAct International, Inc. and its United States and Chinese subsidiaries. These include STD Holding Limited and its Hong Kong and Chinese subsidiaries, including our manufacturing operations which produce accessories to enhance the enjoyment of playing video and computer games as well as products for our other segments; InterAct Accessories, Inc., which distributes computer and video game accessories in the United States; and InterAct Canada, Ltd., which distributes computer and video games accessories in Canada. Products, sold primarily under the INTERACT and PERFORMANCE brands, include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, including our popular GAMESHARK, a device which assists game players to improve their play.

     Sales by of each of these segments as an approximate percentage of our revenues from total net sales were as follows for the periods indicated:

                                        2001           2000         1999
                                        ----           ----         ----
Consumer Electronics                    38%            37%          34%
Audio                                   36             36           33
Video & Computer Game                   26             27           33

For further information about these segments, see Note K of the Notes to the Consolidated Financial Statements.

     Our products are offered under a number of brand names, many of which are recognized by consumers and which we believe are valued by our retail customers. We sell ours products through consumer electronics retailers, mass merchants, music and video retailers, office and computer products retailers, other specialty retailers, drug store chains, home centers, e-commerce retailers, direct mail merchants, TV shopping channels and warehouse clubs. We also sell certain of our products to original equipment manufacturers. As a result of our broad array of branded product offerings and our value-added marketing services, such as customized merchandise planograms, inventory management and just-in-time delivery, we believe that we are one of the few companies that can act as a "one-stop shop" to retailers of consumer electronics. We believe that the combination of our diverse product offerings, value-added marketing services and multiple brand names has led to our holding leading market positions in key product areas, which serves as a significant competitive advantage in the consumer electronic products industry.

     We have grown as the consumer electronics industry has grown. Starting with our formation in 1936 as a manufacturer of phonograph needles, we have kept pace with the ever-changing needs of the consumer, expanding our product offerings as the industry has evolved. From supporting the now-superseded or fading technologies of phonographs, eight track cartridges, cassette tapes and citizen band radios, we now provide products for current core technologies such as digital versatile discs (DVDs), compact discs (CDs), MP3 players and video and PC games as well as products for emerging technologies such as digital and high definition television (HDTV) and mobile entertainment systems. We have also benefited from the growth of home-based offices utilizing business technologies such as computers and advanced telecommunications. Our product offerings have expanded with the introduction of each of these new technologies. As each new technology has emerged, we have found that the demand for our products has increased, with our new products usually being additive to our business, rather than immediately replacing older products. While consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases, many of the older systems remain operational and consumers still need to maintain, upgrade or integrate them.

     Two acquisitions have significantly changed our company profile. In 1995 we acquired STD Holding Limited, a Hong Kong-based manufacturer of video and computer game accessories such as joysticks and controllers primarily marketed under the brand name INTERACT. As a result of this acquisition, we believe we are now the world's largest third party supplier of video game accessories. In 1996 we significantly enhanced our international presence with the acquisition of International Jensen Incorporated, now known as Recoton Audio Corporation, a global developer and marketer of home and car stereo speakers, car stereos including cassette and CD players and amplifiers sold under many well recognized brand names including JENSEN, ADVENT, AR/ACOUSTIC RESEARCH, PHASE LINEAR and NHT(NOW HEAR THIS) in the United States and MAGNAT and MACAUDIO in Germany. This acquisition has made us one of the world's largest marketers of home speakers and mobile audio speakers and electronics.

     The products which we sell, most of which are accessories or other products purchased after a consumer has purchased a home or mobile entertainment system, game system or information system, usually carry a higher margin for the retailer than the hardware which comprises the basic system. Retailers therefore have an incentive to aggressively market these types of products. For this and other reasons, we have seen a growth in the floor space that retailers devote to the sale of accessories. We anticipate continuation of this trend as the consumer electronics industry is entering a new phase based on digitalization of many of the prevailing technologies. We believe that DVDs are becoming the prevailing media for at-home movie viewing and will continue to grow as the superior viewing opportunities of digital television become prevalent. We also anticipate a growing trend for add-on high quality speakers as digital television monitors, which are often sold without speakers or only with modest speaker capability, become the core of the home entertainment system. We recognize the emergence of digital satellite radio as a new method of receiving high quality commercial-free audio in vehicles as they travel from coast to coast. We have created a number of receivers, under the JENSEN brand, to work with the Sirius Satellite Radio system. We believe that additional growth opportunities will emerge through the convergence of consumer electronics and the computer, in both the home and car environment, and the growth of personal communications equipment such as cell phones.

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

     The consumer electronics market continues to experience rapid and frequent changes. Advances in technologies for mature products such as televisions, camcorders and telephones are leading to innovations resulting in such advances as digital and high definition television, flat screen television and DVD systems, which deliver ultra-high quality pictures and stereo sound, as well as digital cameras and camcorders. In addition, there are new over-the-air delivery systems for television and audio products, such as direct satellite broadcast systems (sometimes referred to as DBS), and digital satellite-to-vehicle radio services.

     The expansion of the consumer electronics market has resulted from changes in consumer tastes, lifestyles and work habits. The emergence of home-based work and the increasing popularity of telecommuting have driven the demand for computers, personal digital assistants (PDAs) and telecommunications equipment for home offices. Additionally, personal computers, fax machines and other office technologies are increasingly being used for reasons not related to work. The strong growth in enhanced home theater and in-car entertainment listening and viewing environments has driven the demand for multimedia and video game products. Many consumer electronic accessories are necessary to maintain and operate consumer electronic products while others are used to expand, upgrade or enhance the functionality of particular products.

     The nature of retail marketing for consumer electronics products has been evolving in recent years. Traditional department stores have withdrawn from the market while other types of retailers, such as large national consumer electronics superstores, mass merchants, music and video retailers, office and computer retailers, home centers, warehouse clubs and direct mail specialty retailers, have become more prevalent. Simultaneously, more convenience stores such as food and drug store chains are now carrying consumer electronics products and accessories. In addition, internet retailers market consumer electronic accessory products. We expect these trends towards both larger "big box" discount stores and smaller size convenience-oriented local stores to continue.

     As the market for core technologies is rapidly changing, the market for accessories and other aftermarket products is rapidly expanding. This is due to several reasons. Each new technology invites the consumer to purchase new accessories. Consumers who acquire new systems desire additional products to interconnect, accessorize or maximize their new purchases. New digital technologies dictate that consumers purchase higher quality accessories such as superior cables in order to get the best sight and sound quality from their digital equipment. In addition, many of the older systems remain operational and consumers still desire to maintain or enhance them and integrate them with the newer systems. Gross profit margins realized by retailers on accessories are typically higher than those on electronics components, while inventory costs and floor space required to display and sell accessories are substantially less than for equipment. Retailers recognize that having accessories available to offer can encourage add-on sales to initial consumer electronics purchases, lead to impulse purchases by customers browsing in their store and encourage repeat visits to their store by consumers.

     We believe that retailers are increasing their efforts to market accessories and other aftermarket products such as speakers, multimedia products and electronic game products. Retailers are increasing floor space allocated to these products, enhancing their in-store staffing and merchandising and spending more on advertising and promotion for these products. We believe that in order to achieve greater purchasing and operating economies and to reduce costs, retailers are consolidating their relationships with suppliers that sell a broad assortment of consumer electronics accessories, provide timely product availability and offer strong merchandising support.

PRODUCTS

     We offer an extensive line of over 4,000 consumer electronics products for home and mobile aftermarket use. Our products are offered under a number of well-recognized brand names. These products are positioned, packaged and priced to appeal to a broad range of retailers and consumers.

     CONSUMER ELECTRONICS ACCESSORIES

     We sell a broad line of consumer electronic accessory products to interconnect, accessorize and maximize the enjoyment of various consumer electronics products and systems. These include indoor and outdoor TV antennas; audio, CD/audio and/or cassette accessories; DVD accessories; camcorder and video accessories; music, camcorder and photo carrying and storage cases; cellular and other telephone accessories; headphones; satellite and digital accessories; mobile audio accessories; remote controls; and computer and home office accessories, including surge protection devices, connection cables, disc and disc drive cleaning products, dust covers, copy holders and mouse and wrist pads. We market these accessory products under many brand names, including ADVENT, AMBICO, AR/ACOUSTIC RESEARCH, DISCWASHER, INTERACT, JENSEN, RECOTON, ROAD GEAR and STINGER, depending on the product category. We are licensed to sell telephone accessories under the SPRINT brand name. We also sell a proprietary line of wireless products, including stereo headphones, amplified speaker systems, video broadcast systems and portable indoor/outdoor weather-resistant speakers. These patented products, sold under the ADVENT and JENSEN brand names, use 900 MHz and other FM frequencies to transmit pictures and sound signals from a TV, VCR, cable box, satellite box, computer, stereo or sound system through walls, floors and ceilings to stereo headphones, amplified indoor/outdoor loudspeakers or other television sets within 150 feet. We believe that we are a leading supplier of consumer electronics accessories.

     AUDIO PRODUCTS

     We sell audio products for home and aftermarket car, marine and other mobile use. Products for home use include technologically advanced high-fidelity stereo and home theater loudspeaker systems sold primarily under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT(NOW HEAR THIS) brand names domestically and the MAGNAT and HECO brand names in Europe. Mobile products include speakers, CD players and changers, MP3 players, cassette radios, receivers, subwoofers, satellite radio receivers, amplifiers, equalizers, video monitors and tuners, car installation accessories and marine audio products, sold primarily under the ADVENT, JENSEN, LINEAR RESEARCH, ROAD GEAR and PHASE LINEAR brand names domestically and the MAGNAT and MACAUDIO brand names in Europe. Each of our speaker brands is positioned to reach a different target consumer, from entry level to audiophile. We believe we are a leading marketer of high-fidelity speakers and other audio products for the home and mobile markets.

     VIDEO AND COMPUTER GAME PRODUCTS

     We design, manufacture and sell video and computer game accessories, one of the fastest growing sectors of the consumer electronics industry. These include controllers, joysticks, steering wheels and other accessories, including the popular GameShark devices that are used to enhance a player's enjoyment of video and computer games and are or will be shortly available for all platforms. GAMESHARK contains hundreds of codes to give the players tips on how to improve their performance with many of the most popular games. These products are sold primarily under our INTERACT and PERFORMANCE brand names. We sell some of our game products under license from MICROSOFT X-BOX and a steering wheel under an endorsement license from DALE EARNHARDT, JR.. We believe that we are the largest third-party supplier of accessory products for video and computer games.

CUSTOMERS AND DISTRIBUTION

     We seek to provide consumers with access to our products globally through multiple distribution channels and at multiple price points. These distribution channels include consumer electronics retailers, music and video retailers, office and computer product retailers, other specialty retailers, mass merchants, drug store chains, home centers, e-commerce retailers, direct mail merchants, TV shopping channels and warehouse clubs. We have a strong and diverse customer base of more than 1,000 retail customers, which we believe have more than 30,000 storefronts.

     We also sell private label or branded accessories products to original equipment manufacturers (sometimes referred to as OEMs). These products include video, CD and telephone accessories, loudspeakers and wireless products. We also operate two factory outlet stores, located in Florida and Arizona.

     During the past five years, we have expanded our sales outside of the U.S., especially in Europe and Canada. We also sell Asian-sourced products to OEM customers around the world. We view our international customer base as an important source for continued growth. See Note K of the Notes to Consolidated Financial Statements for information with respect to our operations by geographic area.

     We normally sell our products on a purchase order basis and do not ordinarily have long term contracts with our customers. Our sales are reliant to a great extent on our ability to influence the allocation of retail shelf space by retailers far in advance of the placement and shipment of orders for our products. Because it is our practice to maintain sufficient inventory of finished goods and components to fill orders promptly, we do not believe the level of backlog is significant and do not consider it to be an important predictor of future performance.

     Wal-Mart Stores and Best Buy are significant customers. Net sales to Wal-Mart Stores, including its Wal-Mart and Sam's operations, exceeded 10% of total net sales in each of 1999, 2000 and 2001 and net sales to Best Buy, including its Musicland and Future Shop operations, exceeded 10% of total net sales in 2000 and 2001. No other customer represented greater than 10% of the Company's net sales in 1999, 2000 or 2001.

SALES, MARKETING AND SUPPORT

     We develop strong relationships with a broad array of retailers as part of our marketing strategy. We seek to establish "partnership" relationships with our customers by offering them "one stop shopping" for a wide variety of consumer electronics products. We aim to attract and support customers who are consolidating their vendor relationships to achieve greater purchasing and operating economies. We market our products through multiple retail channels. We offer extensive marketing, inventory management and customer support services. These services include consumer support programs, distinctive packaging, drop shipping, electronic data interchange, extensive product promotion, in-store inventory management, pre-ticketing services and in-store product displays and training.

     We further support our products by advertising in leading trade and consumer publications, participating in trade shows and engaging in a wide variety of regional promotions and sales incentive programs. We also advertise and provide support for both our customers and consumers through numerous Internet web sites, including WWW.RECOTON.COM, which is our homepage. In addition, our InterAct subsidiary maintains its WWW.GAMESHARK.COM website, which we believe is one of the most popular sites for video gamers. Information contained on our websites is not to be considered a part of this annual report. We have included these website addresses only as an inactive textual reference and do not intend them to be active links to our websites.

     We utilize a worldwide network of sales executives, regional managers, independent sales representatives and exclusive distributors. We compensate our independent sales representatives on a commission basis. Regional sales personnel work in the field with our customers and independent sales representative organizations. We also maintain a toll-free support center to aid consumers in the U.S. and Canada.

     In order to meet customer needs for just-in-time delivery, we generally carry significant inventory in the products that we offer. This increases our capital requirements. We generally bill customers at normal trade terms. With the exception of our inventory and billing practices, we do not have any extraordinary working capital requirements.

RESEARCH AND PRODUCT DEVELOPMENT

     Our research and development efforts are primarily oriented towards meeting consumers' desires for changing products to accessorize or supplement existing and new consumer electronics technologies. In order to remain a leader in the consumer electronics after-market, we review our product lines to identify new accessories for introduction as new consumer products are introduced. These efforts focus primarily on improving existing products and developing similar products in other emerging categories.

     We maintain research and development facilities for our consumer electronics accessories business in Florida, for our audio business in Florida, California, Germany and Hong Kong and for our video and computer game business in Hong Kong and mainland China. From time to time we utilize selected outside engineering services.

     Research and development efforts for video and computer game products include producing new gaming and sound-related products to enhance the video game experience and entertainment applications for multimedia personal computers. We have developed additions to our line of accessories for use with the Sony PlayStation 2, Microsoft's X-Box and Nintendo's Game Cube and GameBoy Advanced platforms.

     Significant efforts to produce new and advanced loudspeaker systems include the redesigning of the speaker lines sold under the ADVENT, AR/ACOUSTIC RESEARCH, JENSEN and NHT brands in the United States and MAGNAT and HECO in Europe.

     900 MHz wireless technology products in development include advanced headphones and/speakers for use with home theater systems and in-car entertainment systems. We are also engaged in customer-funded R&D efforts including new products for Sirius Radio Inc.'s 100 channel digital satellite-to-vehicle subscription radio service.

     Our use of in-house industrial designers, software developers and engineers and other capabilities have been a major strength in obtaining and increasing our original equipment manufacturing business with other consumer electronics companies. Through our continual product development efforts, we believe that we have been able to establish new retail accounts, enhance existing customer relationships and attract a growing base of OEM customers.

     Our expenditures for research and development were approximately $5.9 million in 1999, $6.1 million in 2000 and $4.8 million in 2001.

PRODUCTION AND SUPPLY

     We utilize our Chinese manufacturing facilities, as well as third-party manufacturers or suppliers located primarily in China, to produce most of our products or the components required for our products. Many of our video and computer game accessories are sourced from our Chinese manufacturing facility. This facility is also being used to manufacture universal TV remote controls and wireless 900 MHz headphones. We also assemble products in the U.S. at our Florida and California facilities with products or components provided by our own production facilities and third-party manufacturers.

     Most of our products use standard parts and components that we can purchase from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers. Alternative sources are available for all such products.

     While we do not have guaranteed supply arrangements with any of our suppliers, we have never experienced an inability to obtain necessary components or other raw materials. We believe that our sourcing and supply of components and other raw materials are adequate for our needs. No single third-party vendor or group of related vendors has provided more than 10% of our raw material and component purchases in any of the years 1999 through 2001. We coordinate most of our offshore third-party sourcing for the North American market through our Hong Kong facilities and with our buying agents. These agents coordinate information flows with suppliers, provide translation services, conduct quality control inspections and oversee shipping. Our volume allows us to consolidate shipments and obtain preferential shipping rates. However, it has been necessary from time to time to utilize more expensive air shipments in order to meet our customers' time sensitive needs.

MANAGEMENT INFORMATION SYSTEMS

     We believe that advanced information processing is important in order for it to maintain our competitive position. We have management information systems which run substantially all of our principal data processing and financial reporting software applications.

     In 1999 we performed a complete management information system review for the purpose of planning and considering whether to implement such a system and in 2000 we selected mySAP.com from SAP America, Inc. as the e-business infrastructure to consolidate systems and streamline business processes across the globe. In August 2001 the first phase (for North America) of our new global enterprise resource planning system became operational. The system is intended to fully integrate functions such as finance, manufacturing, distribution and inventory management. The system started operations in China in January 2002. The new system is currently expected to be fully operational in Europe by June 2002 (although it is not expected to be fully operational in Italy until 2003) and Asia by July 2002.

     We are planning to utilize the new enterprise resource planning system to help manage our various businesses and connect our global operations, with the aim of reducing information processing costs and improving collaboration between our personnel and with others. We intend to utilize the Internet to redesign our business processes to address our needs and the needs of our customers and business partners. When the new enterprise resource planning system is fully implemented, we should be able to consolidate and upgrade all of our data systems to one common e-business platform so that we can tighten our ability to coordinate our businesses around the globe and generate necessary information on a more timely and consistent basis.

     The entire cost of the project, including software licensing, hardware, consulting and related expenses, is currently estimated to be approximately $19.7 million. We are financing the majority of such costs through capital leases and other financing mechanisms not involving our long term credit facilities.

COMPETITION

     The consumer electronics market is highly fragmented and subject to intense competition. Our competitors by segment include:

     o CONSUMER ELECTRONICS ACCESSORIES: Allsop, Belkin, Fellows, Gemini/Philips/Zenith, Jasco/GE, Labtec, Sony and Thomson/RCA;

     o AUDIO: Bose, Boston Acoustics, Harman International and Polk for home audio products and Alpine, Audiovox, Kenwood, Pioneer, Rockford and Sony for mobile audio products; and

     o VIDEO AND COMPUTER GAME: Logitech, MadCatz, Microsoft, Nintendo, Pelican, Sony and Thrustmaster.

     Competition is based primarily on brand name reputation; product variety, features and reliability; customer service and support; the ability to meet customer delivery needs; price; and the proprietary nature of certain products. We believe that we compete favorably with respect to these factors. Shelf space (both in terms of quantity and desirability of location) is a key factor in determining sales of consumer electronics products. Retailers frequently allocate their shelf space based on the same factors they use to determine the products they purchase.

TRADEMARKS AND PATENTS

     We believe that we have established a high level of brand name recognition with our customers and consumers. As a result of our own product development and acquisitions, we have over 100 United States and foreign patents, including patents on our 900 MHz wireless products, speakers, headphones, surge protectors, CD-to-cassette adapter, antennas, connectors and adapters to eliminate tangles in coiled telephone cords. Additionally, we have various patents pending including applications relating to wireless audio products and car stereos and routinely apply for patents on new products as they are developed. We do not consider any single patent essential to our current business.

     We have licensed from other companies use of their trademarks in connection with certain of our products. These currently include SPRINT for phone accessories and MICROSOFT for X-Box related video game products. We also license to others certain of our trademarks, including JENSEN, ADVENT and ACOUSTIC RESEARCH, and certain of our patents.

     We attempt to protect our proprietary information under domestic and international patent, copyright and trade secret laws and through the use of other safeguards. We occasionally receive communications from others asserting that some of our products may be covered by such parties' patent or intellectual property rights. We believe that our products do not infringe on the intellectual property rights of any third parties.

     AAMP OF AMERICA (TM), ADVENT(R), AMBICO(R), AR(R)/ACOUSTIC RESEARCH(R), DISCWASHER(R), GAMESHARK(R), HECO(R), INTERACT(R), JENSEN(R), LINEAR RESEARCH(R), MACAUDIO(R), MAGNAT(R), NHT(R) (NOW HEAR THIS(TM)), PERFORMANCE(R), PERIPHERAL(TM), PHASE LINEAR(R), RECOTON(R), ROAD GEAR(R) and STINGER(R) are trademarks of Recoton Corporation or its subsidiaries. Dale Earnhardt, Jr. (R), MICROSOFT X-BOX(R) and SPRINT(R) are marks of other companies licensed for use in connection with specific products manufactured by or for Recoton Corporation or its subsidiaries.

EMPLOYEES

     At December 31, 2001, we had approximately 3,354 employees worldwide, of which approximately 200 were employed by the accessories segment, 262 were employed by the audio segment, 1,960 were employed by the video and computer game segment and 932 were employed by the shared services division of Recoton Corporation, which services all three of our segments. The number of employees employed at the Chinese manufacturing facility fluctuates significantly on a seasonal basis.

     Approximately 573 employees at the Lake Mary, Florida premises are covered by a collective bargaining agreement with the Glass Molders, Pottery, Plastics & Allied Workers International Union, which expires on August 3, 2003. As Florida is a "right to work" state, only approximately 16 employees are currently members of the union. Approximately 70 employees in Canada are covered by a collective bargaining agreement with the National Automobile, Aerospace, Transportation and General Workers Union, which expires on August 10, 2002. We consider our employee relations to be good.

REGULATORY AND ENVIRONMENTAL MATTERS

     We are subject to regulation by the U.S. Federal Communications Commission with respect to our wireless transmitting devices and some of our computer and video game accessories and mobile audio products and by the Center for Devices and Radiological Health of the U. S Food and Drug Administration with respect to lasers in CD players, and by comparable agencies in other jurisdictions.

     With operations in numerous jurisdictions, we are subject to many national, state and local laws of general business applicability. These include laws regulating occupational, health and safety and the work place environment; discrimination and sexual harassment; removal or remediation of hazardous substances; the importation and exportation of products; the marketing, advertising and sale of goods; customs and foreign trade; and payments to foreign governments and their officials. Additional laws may be enacted from time to time which may adversely impact us. Under various national, state and local environmental laws and regulations, a current or previous owner or operator (including a lessee) of real property may become liable for the cost of removal or remediation of hazardous substances on such property. Such legal requirements often impose liability without regard to fault. We have not been notified of, and are not aware of, any environmental liability in connection with our leased and owned facilities.

SEASONALITY

     Our results of operations are subject to the seasonality of the consumer electronics industry and, as a result, net sales and net income have on a historical basis been substantially greater during the third and fourth quarters of each year, as our retail customers increase their inventories in anticipation of the year-end selling season, than during the first two quarters. Our results of operations may also fluctuate on a quarterly basis due to product sales mix and the timing of significant orders, new product introductions and acquisitions.

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of our executive officers as of December 31, 2001 and their business experience, principal occupations and employment during at least the last five years. The executive officers of the Company are appointed by, and serve at the discretion of, the Board of Directors.


Name and Current Position
(End of Term as Director)                    Age and Business History
-------------------------                    ---------------------------

Robert L. Borchardt,                    Mr. Borchardt, 63, has served
  Chairman, President, Chief            as a director of Recoton since 1964, as
  Executive Officer and a               President since 1976, as Chief Executive
  Director (2002)                       Officer since 1996 and as Chairman since
                                        1998. He previously served as
                                        Co-Chairman from 1992 until 1998 and
                                        Co-Chief Executive Officer from 1992
                                        until 1996. He is currently Chairman of
                                        the Board of Governors of the
                                        Electronics Industries Alliance, the
                                        immediate past Chairman and currently on the Executive Board of the Consumer
                                        Electronics Association, a division of
                                        the Electronic Industries Alliance, and
                                        a trustee of the Electronics Industries
                                        Foundation.


Stephen Chu,                            Mr. Chu, 44, has served as
  Managing Director of STD              President and a Managing Director of STD
  Holding Limited                       and of its various subsidiaries since
                                        1990. STD was acquired by the Company in 1995. He was a director of Recoton from 1997 until 1999.

Tracy Clark,                            Ms. Clark, 41, has served as
  Vice President-Accounting             Vice President-Accounting and as Chief
  and Chief Accounting Officer          Accounting Officer since 1999. She was
                                        previously Assistant Vice
                                        President-Corporate Accounting from 1997 until 1999 and a Senior Accountant from 1995 until 1997.

Craig W. Dykes,                         Mr. Dykes, 43, has served as
  Senior Vice President-                Senior Vice President-Information
  Information Systems and               Systems and as Chief Information Officer
  Chief Information Officer             since 1999. He previously served as Vice
                                        President-Information Systems from 1991
                                        until 1999.

Peter M. Ildau,                         Mr. Ildau, 63, has served as
  Vice President-Corporate              Vice President-Corporate Communications
  Communications                        since 1993.

Arnold Kezsbom,                         Mr. Kezbom, 49, has served as
  Senior Vice President-                Senior Vice President- Finance, as
  Finance, Treasurer, Chief             Treasurer and as Chief Financial Officer
  Financial Officer and a               since 1999 and as a director of Recoton
  Director (2004)                       since 2001. He previously served as Vice
                                        President-Financial Planning from 1995
                                        until 1999.

Joseph H. Massot,                       Mr. Massot, 57, has served as
  Senior Vice President-                Senior Vice President-Administration and
  Administration and Human              Human Resources since 1999, as Secretary
  Resources, Secretary and a            since 1999 and as a director of Recoton
  Director (2002)                       since 1985. He previously served as
                                        Principal Accounting Officer, Vice
                                        President and Treasurer from 1989 until
                                        1999.

Richard D. Miller,                      Mr. Miller, 39, has served as
  Vice President-Compliance             Vice President-Compliance since 1995.

Stuart Mont,                            Mr. Mont, 61, has served as a
  Executive Vice President,             director of Recoton since 1975, as
  Chief Operating Officer and           Executive Vice President since 2000 and
  a Director (2002)                     as Chief Operating Officer since 1993.
                                        He previously served as Executive Vice
                                        President-Operations from 1992 until
                                        2001, Chief Financial Officer from 1992
                                        until 1999 and Secretary from 1989 until 1999.

Dennis P. Wherry,                       Mr. Wherry, 56, has served as
  Executive Vice President-             Executive Vice President-General Manager
  General Manager,                      of Recoton's Shared Services Division
  Shared Services Division              since 1999. He previously served as
                                        Senior Vice President-Operations from
                                        1993 until 1999.

ITEM 2.  PROPERTIES.

     We consider our facilities to be modern, well maintained and suitable for their present and intended purposes at the current level of operations.

       CORPORATE OPERATIONS AND CONSUMER ELECTRONICS ACCESSORIES BUSINESS

     Our principal executive office and the principal manufacturing, assembling, packaging, R&D, warehousing and distribution operations for our consumer electronics accessories business are located in Lake Mary, Florida, a suburb of Orlando. Operations at this facility include light assembly, molding and packaging. The Lake Mary complex, which we own, consists of two buildings totaling approximately 763,000 square feet situated on two nearby parcels totaling approximately 43 acres.

     AUDIO BUSINESS

     Our domestic audio business is based in our Lake Mary, Florida facility. Additionally, we maintain a leased facility in Benecia, California of approximately 100,000 square feet, which includes facilities for audio research and development, manufacturing and distribution of accessories and speakers. The lease runs through December 31, 2002 with a five year renewal option, at an aggregate annual rent of approximately $573,696, subject to annual adjustments. The European home and car audio business is based in leased facilities in Pulheim, Germany totaling approximately 13,121 square meters (141,234 square feet). The German leases run through April 2008, at an aggregate annual rent of approximately $865,000, subject to adjustment.

     VIDEO AND COMPUTER GAME BUSINESS

     The administrative, sales, engineering and R&D operations for our game segment are located in an owned facility in the New Territories of Hong Kong and total approximately 15,800 square feet. Our rights on the underlying land runs through June 2047; if the land grant is not renewed at that time, both the land and the rights to owned space will revert to the government without any compensation to us. We also lease two nearby facilities aggregating approximately 11,800 square feet under short term leases with rent aggregating approximately $81,800. The corporate office for our U.S. game business operated under the name InterAct is located in leased facilities near Baltimore, Maryland totaling approximately 14,795 square feet, which lease runs until October 2010 at an annual rental of approximately $259,000, subject to annual adjustments. InterAct also maintains certain operations in our Lake Mary facility and leases a warehouse, assembly and packaging facility near Lake Mary totaling approximately 144,000 square feet at an annual rent of approximately $704,000. We do not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

     The manufacturing facility for the game segment consists of numerous separate contiguous or near-by facilities owned or leased by us, aggregating approximately 472,000 square feet, located in Shenzhen, a special economic zone of the Guanzdong Province of China near Hong Kong. The plant includes eight production lines, plastics injection facilities and metal works and dormitory facilities. Video games and computer accessories, as well as other Recoton products including multimedia speakers, universal TV remote controls and wireless headphones, are manufactured at this facility. In 1997, the facility was certified as conforming to the requirements of ISO 9001 by the International Standards Organization. The owned portion consists of five manufacturing floors in an industrial building aggregating approximately 44,000 square feet. The Chinese government has granted us the right to use the land on which the owned facility is located until July 2025; if the land grant is not renewed, both the land and the rights to owned space will revert to the government without any compensation to us. The leased portion consists of additional manufacturing, warehouse and dormitory facilities aggregating approximately 428,000 square feet. These leases are generally short term, and aggregate rentals for the leased facilities total approximately $707,000 per year. We do not anticipate any difficulty obtaining renewals of these leases or additional nearby space if necessary.

     ADDITIONAL FACILITIES

     We have additional leased facilities elsewhere in the United States. These include corporate office, sales, marketing, warehouse and/or research & development facilities in or near New York, New York; Bentonville, Arkansas; Lake Mary and Clearwater, Florida; Novi, Michigan; Springfield, Missouri; Tempe, Arizona; Sparks, Nevada; San Carlos and San Diego, California; and Bellevue, Washington. Additional overseas facilities include office, sales, marketing, warehouse and/or distribution facilities in Pickering, Ontario; Manchester and London, England; Milan, Italy; Tokyo, Japan; and Hong Kong, China. If the leases for these facilities could no longer be maintained, alternative replacement facilities could be obtained without any material financial impact on us.

ITEM 3.  LEGAL PROCEEDINGS.

     MATEEL ENVIRONMENTAL JUSTICE FOUNDATION V. SPRINT COMMUNICATIONS, ET. AL. InterAct Accessories, Inc., four other named defendants (including Sprint Communications, Koss Corporation and Conair Corporation) and "Does 1 through 100" were sued in June 2000 in the Superior Court of California for the County of San Francisco. Mateel alleged that adequate warnings with regard to potential exposure to lead had not been issued in accordance with California Health and Safety Code Section 25249.6 (sometimes called Proposition 65) for products containing electrical or data cords coated with polyvinyl chloride. We have joined a joint defense group consisting of 22 companies sued or put on notice to be sued. A trial date is currently scheduled for May 2002. The joint defense group has conducted studies to assess the validity of the plaintiff's claim and has entered into settlement discussions. We believe that any payment which we may make under any settlement would not be material.

     LEMELSON MEDICAL EDUCATION & RESEARCH FOUNDATION, LIMITED PARTNERSHIP V. ESCO ELECTRONICS CORPORATION, ET. AL. Recoton Corporation and 90 other manufacturers or sellers of electronic or semiconductor products were sued in 2000 in the United States District Court for the District of Arizona by the Lemelson Medical Education & Research Foundation, Limited Partnership for alleged violation of various patents claimed to be owned by the Lemelson Foundation related to machine vision and bar-code technology. The complaint seeks damages in an unstated amount, injunctive relief and attorneys fees, among other relief sought. Along with other defendants in this and other similar actions, we are vigorously defending against the action. This and other suits brought by the Lemelson Foundation were stayed in April 2001 pending further developments in a lawsuit against the Lemelson Foundation by Symbol Technologies, Inc. and others, including manufacturers of bar code scanners. In that case the plaintiffs brought an action for a declaratory judgment that the Lemelson patents are invalid, unenforceable and not infringed by the plaintiffs. The basis of some of these claims was the Lemelson patents should be held unenforceable for prosecution laches, in other words that the Foundation as the patent applicant shouldn't be able to keep continuations pending in the patent office in order to develop patent claims to commercial devices that develop. While the trial court dismissed the laches claim, the U.S. Court of Appeals for the Federal Circuit in January 2002 held that such claim could be asserted and remanded the case back to the trial court for consideration of whether the facts warrant a prosecution laches claim. Our case should remain stayed until the Symbol Technologies case is resolved.

     Although we are from time to time involved in ordinary routine litigation incidental to our business, we is not presently a party to any other legal proceedings which, if determined adverse to us, would be expected, either individually or in the aggregate, to have a material adverse affect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common shares are traded on the Nasdaq Stock Market National Market System under the symbol "RCOT." The following table sets forth for the periods indicated the high and low sale prices of such shares as reported on the Nasdaq Stock Market since January 1, 2000:


         Quarter Ended                                                        High               Low

              2000
                    March 31....................................            $14.44               $8.81
                    June 30.....................................             11.75                8.00
                    September 30................................             16.19                8.88
                    December 31.................................             16.44                6.00

              2001
                    March 31....................................              15.13               7.69
                    June 30.....................................              19.75               9.01
                    September 30................................              21.00              11.00
                    December 31.................................              15.21              11.60


     As of March 15, 2002, there were 456 record holders of the common shares.

     DIVIDEND POLICY. We have never paid cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future. Our policy has been to retain all available earnings for the development and growth of our business. Covenants in our current senior indebtedness preclude us from paying dividends in cash or property other than for stock dividends. In deciding whether to pay dividends in the future if the current covenants are modified or eliminated, our Board of Directors will consider factors it deems relevant, including our earnings and financial condition and our working capital and capital expenditure requirements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth our selected consolidated financial data as of and for each of the years ended December 31, 1997, 1998, 1999, 2000 and 2001 which has been derived from our audited consolidated financial statements. SEE FOOTNOTE (1) below. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Acquisitions" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this report.


                                                                            YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                          1997            1998           1999          2000             2001
                                                          ----            ----           ----          ----             ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1)
Net sales........................................       $503,954       $703,538       $710,250      $649,295        $613,078
Cost of sales....................................        306,725        429,334        448,894       402,634         385,365
Gross profit.....................................        197,229        274,204        261,356       246,661         227,713
Selling, general and administrative expenses.....
                                                         176,701        231,190        247,764       210,371         205,439
Provision for U.S. customs settlement(2) ........             --         15,000             --            --              --
Restructuring charge.............................             --             --          3,444            --              --
Operating income.................................         20,528         28,014         10,148        36,290          22,274
Interest expense.................................         13,314         18,981         26,467        35,879          26,338
Amortization of financing costs..................            260            331          1,164         2,330           3,213
Investment income................................           (534)          (464)        (1,294)         (830)           (801)
Income (loss) before income taxes and
   extraordinary item............................          7,488          9,166        (16,189)       (1,089)         (6,476)
Income tax provision (credit)....................         (6,093)         4,836          3,076           794           1,080
Income (loss) before extraordinary item..........         13,581          4,330        (19,265)       (1,883)         (7,556)
Extraordinary item: loss on senior debt
   restructuring.................................         --             --             (8,765)       (2,953)            --
                                                         -------        -------          ------         -----           -----
Net income (loss)................................        $13,581         $4,330       $(28,030)      $(4,836)        $(7,556)
                                                         =======         ======          ======         =====           =====
Diluted income (loss) per share..................          $1.18           $.36         $(2.39)      $  (.41)          $(.63)
                                                         =======         ======          ======         =====           =====
Diluted weighted average shares .................         11,546         12,179         11,719        11,744          11,960


                                                                                 As of December 31,
                                                       ----------------------------------------------------------------------
BALANCE SHEET DATA:                                         1997           1998           1999          2000            2001
                                                            ----           ----           ----          ----            ----
Working capital..................................       $222,388       $178,295       $272,168      $258,562         237,945
Total assets.....................................        407,262        486,670        485,327       463,511         457,834
Short-term debt, including current
  portion of long-term debt......................         14,570        104,885         14,656        11,994          13,536
Long-term debt...................................        161,427        114,186        235,739       243,914         239,341
Shareholders' equity.............................        139,283        147,995        120,922       113,259         106,494

---------------

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" APPEARING ABOVE AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 APPEARING AT PAGES F-1 THROUGH F-31.

                                    OVERVIEW

     Recoton Corporation is a global leader in the development, manufacturing and marketing of consumer electronic accessories, home and mobile audio products and computer and video gaming products. Our diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone products, satellite as well as 900MHz wireless technology products including headphones and speakers; home, mobile and marine audio products including high fidelity loudspeakers, home theater speakers and car audio speakers and components; and accessories for video and computer games. Our products are offered under various brand names including ADVENT, AMBICO, AR/ACOUSTIC RESEARCH, DISCWASHER, GAMESHARK, HECO, INTERACT, JENSEN, LINEAR RESEARCH, MACAUDIO, MAGNAT, NHT (NOW HEAR THIS), PHASE LINEAR, RECOTON, ROADGEAR and STINGER.

                                     GENERAL

     NET SALES. Net sales consist of sales from our domestic and foreign subsidiaries less returns and allowances and discounts on sales. We generate sales through retailers and original equipment manufacturing (OEM).

     COST OF SALES. Cost of sales includes the cost of manufacturing, distribution and warehousing; freight and duty; factory supplies and expenses; and direct and indirect labor.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include variable expenses such as selling and shipping expenses and fixed expenses such as research and development and office expenses, including payroll and employee benefits, other than for production, employment taxes, management information systems, marketing, insurance, legal, and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate offices in Lake Mary, Florida and New York, New York.

     RESTRUCTURING EXPENSE. During the third quarter of 1999, we began implementation of a comprehensive strategic business plan geared towards improving overall operations, cash flow and return on assets. The strategic plan included a reduction of staff, consolidation of businesses, the reduction and/or discontinuation of certain products and the sale of certain assets. Approximately $17.6 million in charges were recorded in 1999 in conjunction with the plan.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, includes interest relating to our credit facility, amortization of financing intangibles and bank charges.

     SEGMENTS. We classify our operations into three principal segments. Each segment's earnings before corporate interest and income taxes are reported to our chief operating decision-makers. General corporate expenses other than certain interest costs and certain amortization of financing costs have been allocated to each segment on the basis used for internal management decision-making purposes.

     We operates our business under three segments as follows:

     o CONSUMER ELECTRONICS ACCESSORIES BUSINESS. Accessory products sold include TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including JENSEN, ADVENT, AR/ACOUSTIC RESEARCH, RECOTON, DISCWASHER, STINGER, AMBICO and ROADGEAR and, under license, SPRINT for telephone accessories. The percentage of our net sales by this segment were approximately 38% for the year ended December 31, 2001, 37% for the year ended December 31, 2000 and 34% for the year ended December 31, 1999.

     o AUDIO BUSINESS. This segment primarily sells home and mobile audio and video products. Products for the home, sold under the JENSEN, ADVENT, AR/ACOUSTIC RESEARCH and NHT (NOW HEAR THIS) brand names and under the MAGNAT and HECO brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the JENSEN, ADVENT, LINEAR RESEARCH, ROADGEAR and PHASE LINEAR brand names and MAGNAT and MACAUDIO brand names in Europe, include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors and installation accessories. The percentage of our net sales by this segment were approximately 36% for the years ended December 31, 2001 and 2000 and 33% for the year ended December 31, 1999.

     o VIDEO AND COMPUTER GAME BUSINESS. Products sold primarily under the INTERACT and PERFORMANCE brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, and our popular GAMESHARK, a device which assists game players to improve their play. The percentage of our net sales by this segment were approximately 26% for the year ended December 31, 2001, 27% for the year ended December 31, 2000 and 33% for the year ended December 31, 1999.

                    CRITICAL ACCOUNTING POLICIES AND ESTIMATE

     The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

     We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     Our accounting policies are more fully described in Note A to the consolidated financial statements, located elsewhere in this 10K. We have identified certain critical accounting policies which are described below.

     MERCHANDISE INVENTORY - Our merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     MARKET DEVELOPMENT ACCRUALS - We estimate expenses for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental expenses at the time the incentive is offered.

     LONG-LIVED ASSETS - In evaluating the fair value and future benefits of long-lived asset, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     DEFERRED TAX VALUATION ALLOWANCE - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that it would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

                              RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                                        1999     2000     2001
                                                                                        ----     ----     ----
                  Net sales.......................................................       100%       100%    100%
                  Cost of sales...................................................      63.2(a)    62.0    62.9
                                                                                        ----      -----   ------
                  Gross profit....................................................       36.8       38.0    37.1
                  Selling, general and administrative expenses....................       34.9(b)    32.4    33.5
                  Restructuring charge............................................        0.5         -       -
                  Operating income................................................        1.4        5.6     3.6
                  Interest expense................................................        3.7        5.5     4.3
                  Amortization of financing costs.................................         .2        0.4     0.5
                  Investment income...............................................       (0.2)      (0.1)   (0.2)
                                                                                         ----       -----   -----
                  Loss before income taxes and extraordinary item.................       (2.3)      (0.2)   (1.0)
                  Income tax provision............................................        0.4        0.1     0.2
                                                                                         ----       -----   -----
                  Loss before extraordinary item..................................       (2.7)      (0.3)   (1.2)
                  Extraordinary item..............................................        1.2(c)     0.4(d)    -
                                                                                         ----       -----   -----
                  Net Loss........................................................       (3.9)%     (0.7)% ( 1.2)%
                                                                                         ----       -----   -----

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

               (d) Includes fees and other costs in connection with the debt refinancing and the extinguishment of the loans payable pursuant to the prior year's Debt Restructuring.


     The following table presents certain operating segment information for the indicated year ended December 31 (further discussed in Note K of the Notes to Consolidated Financial Statements):


                                  (IN MILLIONS)

                                                     Consumer                          Video and
                                                     Electronics                       Computer
                                                     Accessories         Audio         Game
         2001                                        Business*           Business*     Business*
         ------------------                          ---------           ---------     ---------
         Net sales...................                 $ 233.9            $ 222.9          $ 156.3
         Gross profit................                   102.7               76.0             49.0
         Income (loss) before income
           taxes, interest and
           unallocated expenses........                  24.8               14.7            (17.2)

         2000
         Net sales...................                 $ 238.3            $ 233.4         $  177.6
         Gross profit................                   100.4               81.6             64.7
         Income (loss) before income
           taxes, interest and
           unallocated expenses.......                   27.0               19.2             (9.9)

         1999
         Net sales...................                 $ 242.5            $ 234.9         $  232.9
         Gross profit**..............                    90.8               69.4            101.2
         Income (loss) before income
           taxes, interest and
           unallocated expenses***.......                 7.3               (4.9)             9.6

          (*) Certain prior period amounts have been reclassified to conform to current period classifications.

          (**) Includes inventory write-downs in conjunction with the Strategic
               Plan aggregating approximately $2.3 million for the Accessories
               Business and $6.0 million for the Audio Business.

          (***) In addition to the inventory write-downs noted above, additional charges in conjunction with the Strategic Plan aggregating approximately $3.3 million for the Accessories Business, $4.1 million for the Audio Business and $1.1 million for the Video and Computer Game Business.


     The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among subsidiaries for decision-making purposes.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net sales for the year ended December 31, 2001 totaled $613.1 million, a decrease of $36.2 million or 5.6% from sales for the year ended December 31, 2000 of $649.3 million. The decrease in sales is primarily attributable to lower sales across all segments due to the general softening of the retail environment, the transition of the video game industry and the tragic events of September 11th. Sales by segment were as follows:

     o Net sales for the consumer electronics accessory business for the year ended December 31, 2001 were $233.9 million, a decrease of 1.8% compared to $238.3 million for the year ended December 31, 2000. The decreases are primarily due to lower OEM sales and a decline in our consumer electronic sales in Europe.

     o Net sales for the audio business for the year ended December 31, 2001 were $222.9 million, a decrease of 4.5% compared to $233.4 million in the year ended December 31, 2000. The reduction is predominantly attributable to decreased sales in our mobile audio and home audio products as a result of the generally soft economic environment during fiscal 2001.

     o Net sales for the video and computer game business for the year ended December 31, 2001 were $156.3 million, a decrease of 12.0%, compared to $177.6 million for the year ended December 31, 2000. These decreases are primarily attributable to an overall softer retail environment and the transition of the video game industry as new video game platforms were released in the second half of 2001 and video software titles for the new platforms were released thereafter.

     Gross margins for the year ended December 31, 2001 decreased to 37.1% from 38.0% for the year ended December 31, 2000. Gross margins by segment were as follows:

     o Gross margin for the consumer electronics accessories business increased to 43.9% for the year ended December 31, 2001 from 42.1% for the year ended December 31, 2000. These increases were mainly due to product mix and a decrease in OEM sales, which traditionally have a lower gross margin.

     o Gross margin for the audio business decreased to 34.1% for the year ended December 31, 2001 from 35.0% for the year ended December 31, 2000. This was a result of our efforts to decrease inventory levels of more mature products to prepare for the launch of newer models in the later half of fiscal 2001.

     o Gross margin for the video and computer game business decreased to 31.3% for the year ended December 31, 2001 from 36.4% for the year ended December 31, 2000. This was primarily due to the general transition of the video game industry and competitive pricing pressures, cost of air freighting goods for product launches and certain inherent inefficiencies.

     Selling, general and administrative expenses for the year ended December 31, 2001 decreased by approximately $4.9 million to $205.4 million from $210.4 million for the year ended December 31, 2000 and as a percent of sales increased to 33.5% for the year ended December 31, 2001 from 32.4% for the year ended December 31, 2000. The dollar decrease was mainly due to variable expenses as a result of lower sales volume. Increases as a percent of sales for the year ended December 31, 2001 compared to the year ended December 31, 2000 are reflective of fixed costs being absorbed on lower sales volume.

     Operating income for the year ended December 31, 2001 was $22.3 million compared to $36.3 million for the year ended December 31, 2000. The operating income decrease was primarily attributable to losses in our video and computer game business due to the transition of the industry. Sell through of older platform inventories, new product development costs, cost of air freighting third goods for product launches, K-Mart's bankruptcy, the high cost of maintaining party market leadership and certain inherent inefficiencies in our video game business. We have engaged the services of a financial consultant to advise with respect to current operations with a view to increasing operating income, especially in the video and game segment.

     Interest expense decreased by approximately $9.6 million to $26.3 million for the year ended December 31, 2001 compared to $35.9 million for the year ended December 31, 2000. The decrease was attributable to lower interest rates and our present three-year $275 million senior credit facility which replaced our prior senior debt facility at a lower overall cost of funds (see discussion under "Liquidity and Capital Resources - Senior Loan Agreement").

     Amortization of financing costs increased to approximately $3.2 million for the year ended December 31, 2001 compared to approximately $2.3 million for the year ended December 31, 2000. This was mainly attributable to the debt refinancing in October 2000.

     On a consolidated basis, the loss before income taxes for the year ended December 31, 2001 was $6.5 million compared to a loss before income taxes of $1.1 million reported for the year ended December 31, 2000.

     The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consist primarily of corporate interest and certain amortization of financing costs):

     o Income before income taxes and unallocated expenses for the consumer electronics accessories business for the year ended December 31, 2001 was $24.8 million compared to $27.0 million for the year ended December 31, 2000. The decrease is mainly due to a decrease in sales of OEM products offset in part by increased sales of accessories products.

     o Income before income taxes and unallocated expenses for the audio business for the year ended December 31, 2001 was $14.7 million compared to $19.2 million for the year ended December 31, 2000. This decrease was primarily due to the general economic conditions and decreased gross profit as a result of the sale of more mature products during the first six months of 2001 to prepare for the launch of newer models in the later half of fiscal 2001.

     o The loss before income taxes and unallocated expenses for the video and computer game business for the year ended December 31, 2001 was $17.2 million compared to $9.9 million for the year ended December 31, 2000. The losses for the year were mainly due to the late launch (mid-November) of new video game machines, pricing pressures on products associated with older video game platforms, new product development costs, cost of air freighting goods for product launches, K-Mart's bankruptcy, the high cost of maintaining third party market leadership and certain inherent inefficiencies.

     In recent years, our income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from our Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China. Our income tax provision for 2001 and 2000 is the result of a mix of foreign and domestic earnings and additional U.S. income taxes on repatriated foreign earnings. This resulted in a net income tax provision of $1.1 million for the year ended December 31, 2001 and $794,000 for the year ended December 31, 2000. We currently estimate that the balance of our Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia.

     Comprehensive loss is comprised of the net loss and foreign currency translation adjustments. As a result of fluctuations in the value of the U.S. dollar in relation to the Euro and British pound currencies for the year ended December 31, 2001 and the fluctuations in value of the U.S. dollar in relation to currencies in Western Europe for the year ended December 31, 2000 adjustments, net of income tax effect, were a negative $3.0 million for the year ended December 31, 2001 and a negative $3.3 million for the year ended December 31, 2000. Total comprehensive loss for the year ended December 31, 2001 was $10.5 million and for the year ended December 31, 2000 was $8.1 million.

     In the year ended December 31, 2001, basic and diluted loss per share was $0.63 based on average outstanding shares of 11,960,000. In the year ended December 31, 2000, basic and diluted loss per share was $0.41 based on average outstanding shares of 11,744,000.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO CURRENT PERIOD CLASSIFICATIONS)

     Net sales for the year ended December 31, 2000 totaled $649.3 million, down approximately $61.0 million or 8.6% from the sales for the year ended December 31, 1999 of $710.3 million. The decreases in sales were primarily attributable to lower sales of our video game and computer products, as well as the elimination of poorly performing product lines in our international markets offset slightly by sales increases for the year 2000 in our consumer electronics accessory segment and domestic and German audio divisions. Sales by segment were as follows:

     o Net sales for the consumer electronics accessory business in 2000 were $238.3 million, a decrease of 1.7% compared to $242.5 million in 1999. The decrease is primarily due to decreased sales of accessory products in Recoton UK as well as decreases in satellite accessories and antennas in 2000 partially offset by increases sales of 900 MHz wireless headphones and speakers, camcorder and video accessories, digitally compatible products and car audio accessories.

     o Net sales for the audio business in 2000 were $233.4 million, a decrease of 0.6% compared to $234.9 million in 1999. The reduction is predominantly due to the sale of certain European assets as part of our reorganization offset by increased sales in our mobile audio products, home speaker products and German audio products.

     o Net sales for the video and computer game business in 2000 were $177.6 million, a decrease of 23.7% compared to $232.9 in 1999. These decreases are primarily attributable to the initial launch shortages of the Sony PlayStation2 video game platform and the general transition of the video game industry while consumers await the introduction of new platforms in 2001.

     Gross margin in 2000 was 38.0% compared to 36.8% in 1999. However, in 1999 gross margin was adversely impacted by inventory write-downs associated with our strategic plan (see description below). The gross margin before the inventory write-downs in 1999 was 38.0%. Gross margins by segment were as follows:

     o Gross margin for the consumer electronics accessories business increased to 42.1% in 2000 from 37.4% in 1999 (gross margin before inventory write-downs associated with our strategic plan in 1999 was 38.4%) These increases were mainly due to product mix.

     o Gross margin for the audio business increased to 35.0% in 2000 from 29.5% in 1999 (gross margin before inventory write-down associated with our strategic plan in 1999 was 32.1%). These increases were mainly due to the introduction of higher margin mobile audio products and the conversion of domestically manufactured home audio products to outsourced products.

     o Gross margin for the video and computer game business decreased to 36.4% in 2000 from 43.5% in 1999. This is primarily due to the increased competitive environment as dealers cleared out older products, the initial launch shortages of the Sony PlayStation2 video game platform and the general transition of the video game industry while consumers await the introduction of new platforms in 2001.

     Selling, general and administrative expenses decreased in 2000 by approximately $37.4 million to $210.4 million from $247.8 million in 1999 and decreased as a percent of net sales to 32.4% in 2000 from 34.9% in 1999 (SG&A expenses before costs associated with the strategic plan in 1999 were $240.8 million or 33.9% as a percent of sales). These decreases were mainly due to cost savings and initiatives outlined in our strategic plan initiated in the second half of 1999 and decreased market development expenses and other variable expenses as a result of lower sales volume in the video and computer game segment.

     Operating income in 2000 improved $26.2 million to $36.3 million from $10.1 million in 1999 (operating income before write-downs associated with our strategic plan and restructuring charges in 1999 was $28.8 million). The year-to-date operating income increases were mainly due to increased sales by the accessories segment, higher gross margins in the audio and accessories segments and reduced selling, general and administrative expenses as a result of our strategic plan, reduced market development and other variable expenses as a result of lower sales volume in the video and computer accessories segment.

     Interest expense increased by $9.4 million to $35.9 million in 2000 compared to $26.5 million in 1999. The increase was primarily attributable to approximately $1.7 million increase in the net present value of the make-whole provision associated with our senior notes recorded in 2000, increases in interest rates following the restructuring of our debt in September 1999, as well as increases in the federal discount rate, which affected our variable rate debt.

     Amortization of financing costs increased to $2.3 million in 2000 compared to $1.2 million in 1999. This was mainly attributable to the debt restructuring in September 1999 and debt refinancing in October 2000.

     On a consolidated basis, the loss before income taxes and extraordinary item in 2000 was $1.1 million compared to a loss before income taxes and extraordinary item of $16.2 million in 1999 (income before income taxes and extraordinary item in 1999 before charges associated with the strategic plan was $2.5 million.) Our losses in 2000 were mainly due to the continuation of higher cost financing because of delays in finalizing new financing arrangements and lower than anticipated sales of video and computer game accessories because of the significantly reduced quantities of the Sony PlayStation 2 video game system available at launch.

     The following is a discussion, on a segment basis, of income or loss before income taxes and unallocated expenses (which expenses consists primarily of corporate interest and certain amortization of financing costs) and extraordinary item:

     o Income before income taxes, unallocated expenses and extraordinary item for the consumer electronics accessories business was $27.0 million in 2000 compared to income of $7.3 million in 1999 (before restructuring and other charges associated with our strategic plan were recorded in 1999 income before income taxes, unallocated expenses and extraordinary item was $12.9 million.) The improved results are mainly due to strategic cost savings, increased sales of products with higher gross margins and the strong sales of 900 MHz wireless headphones and speakers, camcorder and video accessories, digitally compatible products and car audio accessories.

     o Income before income taxes, unallocated expenses and extraordinary item for the audio business was $19.2 million in 2000 compared to a loss of $4.9 million in 1999 (before charges related to the strategic plan in 1999, income before income taxes, unallocated expenses and extraordinary item was $5.2 million.) The strong turnaround in the audio segment is mainly due to the initiatives outlined in our strategic plan, which consolidated the North American home audio division into the car audio group, moved our European distribution business into Germany and eliminated poorly performing product lines in England and Italy. This, together with increased sales of higher margin mobile audio products, the conversion of domestically manufactured home audio products to outsourced products and the introduction of new products including car and marine receivers, speakers, and amplifiers, resulted in improved operating results on lower sales.

     o The loss before income taxes, unallocated expenses and extraordinary item for the video and computer game business was $9.9 million in 2000 compared to income of $9.6 million in 1999 (before charges associated with the strategic plan, income before income taxes, unallocated expenses and extraordinary item in 1999 was $10.7 million.) The decrease in 2000 was mainly due to the initial launch shortages of the Sony PlayStation2 video game platform, the general transition of the video game industry while consumers await the introduction of new platforms in 2001 and the competitive environment as dealers cleared out older products.

     The extraordinary item of $3.0 million recorded in 2000 relates to charges resulting from the debt refinancing. The extraordinary item of $8.8 million recorded in 1999 relates to charges resulting from the restructuring of our senior notes.

     Comprehensive loss is comprised of the net loss and foreign currency translation adjustments. As a result of fluctuations in the value of the U.S. dollar in relation to currencies in Western Europe for 2000 and 1999 adjustments, net of income tax effect, were a negative $3.3 million in 2000 and a negative $3.5 million in 1999. Total comprehensive loss in 2000 was $8.1 million and in 1999 was $31.5 million.

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

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations for the year ended December 31, 2001 and 2000 was negligible.

                         LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND COMPONENTS OF WORKING CAPITAL. At December 31, 2001, we had cash and cash equivalents of $6.2 million compared to $10.1 million at December 31, 2000. At December 31, 2001, we had working capital of $237.9 million as compared to $258.6 million at December 31, 2000. The decrease in working capital primarily resulted from a decrease in inventory levels. The ratio of current assets to current liabilities was 3.17 to 1 at December 31, 2001 and 3.54 to 1 at December 31, 2000. Trade receivables increased $10.1 million to $175.7 million at December 31, 2001 as compared to $165.6 million at December 31, 2000. Inventory levels decreased by $19.8 million to $144.8 million at December 31, 2001 from $164.6 million at December 31, 2000. Accounts payable and accrued expenses were $96.1 million at December 31, 2001 compared to $89.9 million at December 31, 2000.

     SENIOR LOAN AGREEMENT. We entered into a loan agreement for a $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") on October 31, 2000 consisting of:

     o a $185 million three year revolving loan and letter of credit facility bearing interest at 2.50% over LIBOR or 0.75% over the prime rate [weighted average rate as of December 31, 2001 was 4.7%] with the amount of borrowing availability dependant upon our eligible receivables and inventory;

     o a three year term loan in the principal amount of $20 million with interest at 2.75% over LIBOR or 1.00% over the prime rate [weighted average rate as of December 31, 2001 was 4.86%] amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

     o a two year term loan in the principal amount of $15 million with interest at 5.00% over LIBOR or 3.25% over the prime rate [weighted average rate as of December 31, 2001 was 7.18%] amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

     o a term loan of $15 million with interest at 3.00% over the prime rate [current rate as of December 31, 2001 was 7.75%] to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

     We also entered into a loan agreement (the "Subordinated Loan Agreement") with our existing senior lenders, for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the prime rate. As of December 31, 2001 the loan boar interest of 10.5%.

     Our German subsidiaries entered into a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR [current rate as of December 31, 2001 was 5.86%] which in part supports a $13 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

     The borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement were secured by substantially all of our assets and the assets of our United States and Canadian subsidiaries, and by 65% of the capital stock of the other first tier foreign subsidiaries pursuant to certain guarantees, security agreements and pledge agreements. The credit facility contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, we are required to comply with specified ratios and tests, including quarterly and trailing twelve months EBITDA (as defined) and minimum consolidated tangible net worth (as defined) and fixed charges coverage.

     At the same time, modifications were made to the existing 1999 Security Purchase Agreement with our senior subordinated creditors to reflect the subordination of the rights of the holders of notes issued pursuant to that agreement and the continuation of certain provisions of the September 8, 1999 Master Restructuring Agreement entered into with our then-existing creditors including an increased rate of interest (see discussion below) and a cash payment of $875,000.

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

     SOURCES OF CREDIT AT DECEMBER 31, 2001. As of December 31, 2001 we had credit facilities aggregating $275 million. The credit facilities include a $235 million facility of which $196.7 million was outstanding as at December 31, 2001. At March 25, 2002, our outstanding borrowings under the credit facility were approximately $178.5 million and approximately $2.6 million was available for borrowing. The outstanding letters of credit under this facility as of December 31, 2001 were $22.0 million, including standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of our Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $2.8 million in letters of credit and $9.4 million in trust receipt loans were outstanding at December 31, 2001. At March 25, 2002, the outstanding letters of credit were $24.0 million. At December 31, 2001 and March 25, 2002, the Deutsche Mark factoring facility supported a $13 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement. As of December 31, 2001 there was no debt outstanding for Germany. (See the discussion above regarding debt refinancing and the discussion below regarding our outstanding notes.)

     In October 2000 the Company also entered into a loan agreement with its then existing senior lenders for a $15 million term loan with interest at 5.75% over prime. As of December 31, 2001 this boar interest of 10.5%

     At December 31, 2001, we were not in compliance with certain financial covenants under the Credit Facility (those relating to tangible net worth, minimum EBITDA, , fixed charge coverage and required minimum excess availability). The bank lenders subsequently waived our non-compliance with these covenants. In connection with such waiver, the credit facility was amended to reset the covenant thresholds, authorize certain insurance premium financing, add certain additional covenants regarding minimum cumulative EBITDA for our subsidiary InterAct International, Inc., assess minimum excess availability at all times, modify the inventory advance rate limitation (reducing it in steps starting September 30, 2002 from 100% to 85% of orderly liquidation value) and increase interest rates on the revolver and term loan A by 25 basis points. This will bring the pricing on the revolver to prime plus 1.00% or LIBOR plus 2.75% and term loan A to prime plus 1.25% or LIBOR plus 3.00%. In addition, we will pay the lenders an amendment fee of 3/8% of their current outstanding commitment. There can be no assurance that we will be in compliance with the modified covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation of any such covenants in the future.

     In February 1999, we issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) with interest of 16.5%. Under the terms of the agreement, we issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with debt restructuring in September 1999, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004.

     On March 2, 2001 we entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.1 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $8.2 million was outstanding as of December 31, 2001 and $9.0 million was outstanding as of March 25, 2002. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the loan.

     CAPITAL EXPENDITURES. We have committed to implement a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. Implementation for North American operations (excluding AAMP) has been completed. The estimated timeframe for full implementation of the ERP system is currently July 2002 for European (excluding Italy) and June 2002 for Asian operations (excluding Japan). The estimated cost of the project is approximately $19.7 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease agreement). Historically, we have financed capital expenditures with borrowings under our credit facility and cash flow from operations. Other capital expenditures relating to normal business expenditures which will be financed through working capital and our existing credit facility.

     LEASES. We have long term lease commitments and obligations at December 31, 2001 expiring at various dates through 2013 aggregating $17.7 million.

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

     Our operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of approximately $3.0 million for the year ended December 31, 2001 and $3.3 million for the year ended December 31, 2000. The changes in the exchange rates of the Euro and British Pound, which were the principle causes of the foreign translation adjustments in 2001 and the changes in the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments in 2000, had no material impact on the consolidated results of operations but such adjustments serve to reduce our tangible net worth.

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

   IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

     The countries of the European Union have adopted a single currency, the "Euro." The Euro came into existence on January 1, 2000, and could have been used for transactions within and between the countries of the Economic and Monetary Union (Austria, Belgium, Finland, France, Germany, Netherlands, Ireland, Italy, Luxembourg, Portugal and Spain), with national currencies expressed as a denomination (national currency units) of the Euro. During the three-year transition period following its introduction, countries were allowed to transact business both in the Euro and in their own currencies at fixed exchange rates. On January 1, 2002, the Euro became the only currency in Economic and Monetary Union countries.

     We have extensive operations in certain European countries, including Germany, Italy and the United Kingdom. We also sell to additional countries in Europe. For the year ended December 31, 2001, approximately 12% of our net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which we have operations adopted the Euro. We have not experienced, and do not anticipate that there will be, any material adverse impact on our accounting systems or our European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. We adopted the Euro for internal systems and reporting as of January 1, 2001.

                             NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS")No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 BUSINESS COMBINATIONS and FASB Statement No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). We have determined that the adoption of this statement will not have an impact on our consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, INTANGIBLE ASSETS. It changes the accounting for goodwill from an amortization method to either an impairment or periodic amortization approach depending on the intangible asset. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are still evaluating the impact of this pronouncement as it pertains to unamortized goodwill. Amortization of goodwill for the year ended December 31, 2001 was $2.2 million.

     In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter 2003. We do not believe that the adoption of this pronouncement will have a material impact on their consolidated results of operations.

     In October of 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement supersedes SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to the disposal of a business segment, but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on its financial position and results of operations.

     In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERISTICS OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR PRODUCTS ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective January 1, 2002. We have determined that the adoption of this statement will not have an impact other than the reclassification between components of the Statement of Operations.

                           FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities Exchange Commission, press releases or other statements. Statements contained in this Annual Report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures; statements regarding future operations, financing needs and anticipated compliance with financial covenants in loan agreements; plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses; plans relating to products or services; assessments of materiality; and predictions of future events and the effects of litigation, as well as assumptions relating to these statements. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations of such terms and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this Annual Report, other filings, press releases or other statements by us. Statements in this Annual Report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the "Notes to Consolidated Financial Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences.

     Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

     o global economic and market conditions, including continuation of or changes in the current economic downturn;

     o    receptivity of consumers to new consumer electronics technologies;

     o our ability to introduce new products to meet consumer need, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of our new product introductions;

     o timing of introduction by others of new products for which we sell accessories;

     o pressure for us to reduce prices for older products as newer technologies or platforms are introduced;

     o actions taken by our competition, including introduction of new or other competitive products and changes in pricing;

     o    number and nature of our customers and their product orders;

     o our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants, or to obtain appropriate waivers or modifications;

     o ability of our suppliers to continue to provide products and services at competitive prices;

     o our ability to maintain appropriate inventory levels, including adequate levels to satisfy seasonal demands without having to utilize expedited shipping arrangements;

     o our ability to fully utilize our facilities or to find alternative uses for under-utilized facilities;

     o factors related to our foreign manufacturing, sourcing and sales (including Chinese and other foreign government regulations, trade and importation concerns and effects of fluctuations in exchange rates);

     o    changes in our taxes due to changes in the mix of U.S. and non-U.S.
          income;

     o our ability to maintain confidential information and obtain and maintain proprietary rights;

     o    effects of any pending or threatened litigation;

     o    our ability to obtain and maintain key personnel;

     o the operation of our management information and computer systems and those of our customers and vendors, including the process of implementing our new Enterprise Resource Planning System;

     o    environmental and other legal regulations; and

     o other risk factors which may be detailed from time to time in our Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report, which speak only as of the date set forth on the signature page. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of unexpected events.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Effective as of the October 2000 refinancing, all of our borrowings bear various rates depending on changes in the LIBOR or prime rates. As of March 25, 2002, we had approximately $193.5 million of principal outstanding which had variable interest rates. Based on the weighted average borrowings outstanding during 2001, a 100 basis point change in interest rates would result in an approximate $2.4 million change to our annual interest expense.

     As part of the October 2000 refinancing, our German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25 million) with Heller Germany. We have intercompany loans (exclusive of intercompany receivables and payables for current transactions) made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy which are not denominated in their home country currency. These loans expose us to exchange rate fluctuations. We have not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity because they have no fixed due dates). The outstanding foreign currency loans at December 31, 2001 (expressed in U.S. dollars at current exchange rates) are approximately $35 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The following financial statements are included in this report:

                                                                                              Page
         Independent Auditors' Reports                                                          F-1

         Recoton Corporation and Subsidiaries --

                  Consolidated Balance Sheets as of December 31, 2000 and
                  2001                                                                          F-2

                  Consolidated Statements of Operations for the years ended
                  December 31, 1999, 2000 and 2001                                              F-3

                  Consolidated Statements of Shareholders' Equity for the
                  years ended December 31, 1999, 2000 and 2001
                                                                                               F-4

                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 2000 and 2001                                      F-5 to F-6

                  Notes to Consolidated Financial Statements                            F-7 to F-31


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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Recoton Corporation
Lake Mary, Florida


We have audited the accompanying consolidated balance sheets of Recoton Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the periodended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recoton Corporation and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





New York, New York

April 1, 2002


                                                    RECOTON CORPORATION AND SUBSIDIARIES

                                                        CONSOLIDATED BALANCE SHEETS
                                                           (DOLLARS IN THOUSANDS)

                                            ASSETS                                              DECEMBER 31,
                                            ------                                              ------------
                                                                                           2000            2001
                                                                                       -----------    -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $  10,098        $  6,187
    Accounts receivable (less allowance for doubtful accounts
       of $2,944 in 2000 and $4,545 in 2001)                                               165,575         175,661
    Inventories                                                                            164,596         144,750
    Prepaid, refundable and deferred income taxes                                            9,573          10,105
    Prepaid expenses and other current assets                                               10,632          10,851
                                                                                        ----------      ----------

              TOTAL CURRENT ASSETS                                                         360,474         347,554

PROPERTY AND EQUIPMENT, NET                                                                 35,286          45,569
TRADEMARKS AND PATENTS, NET                                                                  4,278           3,984
GOODWILL, NET                                                                               32,698          30,493
DEFERRED INCOME TAXES                                                                       18,882          20,137
OTHER ASSETS                                                                                11,893          10,097
                                                                                         ----------      ----------

              TOTAL ASSETS                                                                $463,511        $457,834
                                                                                          ========        ========

                                   LIABILITIES

CURRENT LIABILITIES:
    Current portion of long-term debt                                                    $  11,994       $  13,536
    Accounts payable                                                                        64,821          72,655
    Accrued expenses                                                                        25,097          23,418
                                                                                        ----------     -----------

              TOTAL CURRENT LIABILITIES                                                    101,912         109,609

LONG-TERM DEBT  (less current portion above)                                               243,914         239,341
OTHER LIABILITIES                                                                            4,426           2,390
                                                                                         ---------     -----------

              TOTAL LIABILITIES                                                            350,252         351,340
                                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

PREFERRED SHARES - $1.00 par value each - authorized
    10,000,000 shares; none issued                                                          --               --
COMMON SHARES - $.20 par value each - authorized
    40,000,000 shares; issued 12,986,720 shares in
    2000 and 13,556,758 shares in 2001                                                       2,597           2,711
ADDITIONAL PAID-IN CAPITAL                                                                  85,803          92,824
RETAINED EARNINGS                                                                           42,222          34,666
DEFERRED COMPENSATION                                                                        --             (2,866)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                     (10,866)        (13,844)
                                                                                      ------------      ----------

              TOTAL                                                                        119,756         113,491

TREASURY SHARES - 1,239,330 shares in 2000 and
    1,272,532 shares in 2001, at cost                                                       (6,497)         (6,997)
                                                                                       -----------     -----------

              TOTAL SHAREHOLDERS' EQUITY                                                   113,259         106,494
                                                                                         ---------       ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $463,511        $457,834
                                                                                          ========        ========


               See accompanying notes to the consolidated financial statements.

                                                          RECOTON CORPORATION AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 YEARS ENDED DECEMBER 31,
                                                                       1999                2000                2001
NET SALES                                                            $710,250            $649,295             $613,078

COST OF SALES                                                         448,894             402,634              385,365
                                                                    ----------          ----------           ---------

GROSS PROFIT                                                          261,356             246,661              227,713

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          247,764             210,371              205,439

RESTRUCTURING CHARGE                                                    3,444               -                       -
                                                                  ------------      ---------------           ---------

OPERATING INCOME                                                       10,148              36,290               22,274

OTHER (INCOME) EXPENSES:
   Interest expense                                                    26,467              35,879               26,338
   Amortization of financing costs                                      1,164               2,330                3,213
   Investment income                                                   (1,294)               (830)                (801)
                                                                   -----------       -------------        ------------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                 (16,189)              (1,089)             (6,476)
INCOME TAX PROVISION                                                    3,076                  794               1,080
                                                                 -------------       -------------          ----------

LOSS BEFORE EXTRAORDINARY ITEM                                        (19,265)             (1,883)              (7,556)
EXTRAORDINARY ITEM (NET OF INCOME                                      (8,765)             (2,953)                 -
                                                                  ------------       --------------          -----------
   TAX BENEFIT OF $1,621 FOR 2000)

NET LOSS                                                            $ (28,030)          $  (4,836)           $  (7,556)
                                                                    ==========          =========            =========

Basic and diluted earnings per share:

   Loss before extraordinary item                                      $(1.64)              $(.16)               $(.63)
   Extraordinary item                                                    (.75)               (.25)                  -
                                                                      --------              ------               ------
   Net loss                                                            $(2.39)              $(.41)               $(.63)
                                                                       =======              =====                ======

Number of shares used in computing basic
 and diluted per share amounts:                                        11,719              11,744               11,960
                                                                       =======             =======              ======

                               See accompanying notes to the consolidated financial statements.



                                                      RECOTON CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (IN THOUSANDS)


                                                    Common Shares
                                               ---------------------


                                                                            Additional
                                                                             Paid-In      Retained      Deferred
                                                  Shares        Amounts      Capital      Earnings    Compensation
                                                ---------     ----------    ----------    ---------  -------------
BALANCE - JANUARY 1, 1999                          12,934     $   2,587     $   80,967    $   75,088   $       -

Comprehensive loss:
  Net Loss                                              -             -              -       (28,030)          -
  Foreign currency translation
  adjustment
  (net of income tax benefit of $1,264)                 -             -              -             -           -

Total comprehensive loss                                -             -              -             -           -

Exercise of stock
options of (net  income
  tax benefit of $87)                                  37             7            265             -           -
Repurchase of stock                                     -             -              -             -           -
Value of common stock
 purchase warrants                                      -             -          4,184             -           -
                                                   ------       -------        -------      --------     -------
BALANCE - DECEMBER 31, 1999                        12,971         2,594         85,316        47,058           -
Comprehensive loss:
   Net Loss                                             -             -              -             -           -
   Foreign currency translation
   adjustment
   (net of income tax benefit of $780)                  -             -              -             -           -
Total comprehensive loss                                -             -              -             -           -
Exercise of stock options
(net of income tax benefit of $42)                     16             3            110             -           -
Value of common stock purchase warrants                 -             -            377             -           -
                                                   ------       -------         ------       -------    --------
BALANCE - DECEMBER 31, 2000                        12,987         2,597         85,803        42,222           -
Comprehensive loss:                                     -             -              -             -           -
   Net loss                                             -             -              -        (7,556)          -
   Foreign currency translation
   adjustment
   (net of income tax benefit of $512)                  -             -              -             -           -
Total comprehensive loss                                -             -              -             -           -
Exercise of stock options
(net of income tax benefit of $972)                   388            77          3,900             -           -
Exercise of warrants                                   14             3             (3)            -           -
Issuance of performance accelerated stock             168            34          3,132        (3,166)
Amortization of
 performance accelerated stock                          -             -              -             -         292
                                                   ------       -------        -------      --------     -------
BALANCE - DECEMBER 31, 2001                        13,557      $  2,711      $  92,832     $  34,666   $  (2,874)
                                                   ======       =======        =======      ========    ========



                                                                      Treasury Shares
                                                                    -----------------
                                                Accumulated
                                                   Other
                                                Comprehensive
                                                   Loss          Shares      Amounts       Total
                                             ----------------  ----------  ----------    ----------

BALANCE - JANUARY 1, 1999                       $  (4,090)        1,235      $  (6,457)    $ 147,995

Comprehensive loss:
  Net Loss
  Foreign currency translation
  adjustment
  (net of income tax benefit of $1,264)            (3,468)            -              -             -

Total comprehensive loss                                -             -              -       (31,498)

Exercise of stock
options of (net  income
  tax benefit of $87)                                   -             3            (24)         248
Repurchase of stock                                     -             -             (7)          (7)
Value of common stock
 purchase warrants                                      -             -              -         4,184
                                                  --------       ------        --------    ---------
BALANCE - DECEMBER 31, 1999                        (7,558)        1,238         (6,488)      120,922
Comprehensive loss:
   Net Loss                                             -             -              -
   Foreign currency translation
   adjustment
   (net of income tax benefit of $780)             (3,308)            -              -             -
Total comprehensive loss                                -             -              -        (8,144)
Exercise of stock options
(net of income tax benefit of $42)                      -             1             (9)          104
Value of common stock purchase warrants                 -             -              -           377
                                                   ------       -------        -------     ---------
BALANCE - DECEMBER 31, 2000                       (10,866)        1,239         (6,497)      113,259
Comprehensive loss:                                     -             -              -
   Net loss                                             -             -              -
   Foreign currency translation
   adjustment
   (net of income tax benefit of $512)             (2,978)            -              -
Total comprehensive loss                                -             -              -       (10,534)
Exercise of stock options
(net of income tax benefit of $972)                     -            33           (500)        3,477
Exercise of warrants                                    -             -              -             -
Issuance of performance accelerated stock                                                          -
Amortization of
 performance accelerated stock                          -             -              -           292
                                                   ------       -------         ------     ---------
BALANCE - DECEMBER 31, 2001                      $ 13,844)        1,272       $ (6,997)    $ 106,494
                                                   ======      ========        =======     =========






                                                      RECOTON CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (DOLLARS IN THOUSANDS)



                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                              1999           2000          2001
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(28,030)      $ (4,836)       $(7,556)
                                                                             ---------      --------        -------

   Adjustments to reconcile net loss
         to net cash provided by (used in) operating activities:
    Depreciation                                                                9,583          9,046          8,975
    Amortization of intangibles                                                 3,977          5,093          5,800
    Amortization of debt discount costs                                           677          1,109            993
    Write-off of financing costs relating to
        debt restructuring and refinancing                                      7,084          2,014             -
    Provision for (recovery of) losses on accounts receivable                   2,224           (185)         3,062
    Deferred income taxes                                                      (1,744)        (2,151)        (1,186)
         Change in asset and liability accounts:
         Accounts receivable                                                  (27,364)        32,790        (15,389)
         Inventories                                                           18,202        (25,161)        18,232
         Prepaid and refundable income taxes                                      151           (126)          (162)
         Prepaid expenses and other current assets                                (23)         1,776           (161)
         Other assets                                                            (551)          (312)          (553)
         Accounts payable and accrued expenses                                 (1,513)       (17,562)         8,748
         Income taxes payable                                                  (2,018)          (797)        (1,804)
         Other noncurrent liabilities                                          (3,786)          (160)        (2,029)
                                                                          -------------       -------     -----------

               TOTAL ADJUSTMENTS                                                4,899          5,374          24,526
                                                                             --------      ---------     -----------

               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                        (23,131)           538         16,830
                                                                           -----------         -----     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                      (327)          (251)           (92)
   Expenditures for property and equipment                                     (6,291)        (7,201)       (17,758)
                                                                            ---------      ---------     ----------

               NET CASH USED IN INVESTING ACTIVITIES                           (6,618)        (7,452)       (17,850)
                                                                            ---------      ---------     ----------


                                                      RECOTON CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (DOLLARS IN THOUSANDS)




                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                              1999           2000          2001
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
     Initial proceeds from revolving credit agreement                     $    -          $146,460         $  -
     Net borrowings (repayments) under current
         revolving loan facility                                               -            12,322          (246)
     Net borrowings (repayments) under previous
         revolving credit agreements                                       6,058           (26,999)           -
     Proceeds from issuance of senior
         subordinated notes                                               35,000            15,000            -
     Proceeds from long-term bank borrowings                               5,881            50,000            -
     Repayment of long-term bank borrowings                              (12,093)             (379)      (11,995)
     Repayment of refinanced debt                                              -          (191,440)           -
     Payment of debt financing costs                                      (4,527)           (9,334)         (818)
     Proceeds from lease financing                                             -                 -         8,406
     Payment of lease financing                                                -                 -        (1,694)
     Proceeds from exercise of stock options                                 161                62         2,505
     Purchases of treasury stock                                              (7)                -            -
     Income tax benefit applicable to exercise
         of stock options                                                     87                42           972
                                                                       ---------       -----------     ---------

              NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                                    30,560            (4,266)       (2,870)
                                                                      ------------     -----------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (546)             (372)         (161)
                                                                     -------------     -----------     ---------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                    265           (11,552)       (3,911)

CASH AND CASH EQUIVALENTS, BEGINNING
     OF THE YEAR                                                          21,385            21,650        10,098
                                                                     -------------     -----------    ----------

CASH AND CASH EQUIVALENTS,
     END OF THE YEAR                                                $     21,650          $ 10,098      $  6,187
                                                                     =============     =========== ============

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                  $     25,022          $ 32,877      $ 27,539
                                                                     =============     =========== =============

     Income taxes paid                                              $      5,907         $   2,132      $  2,692
                                                                     =============     =========== =============

                                             See accompanying notes to the consolidated financial statements.


                      RECOTON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               DESCRIPTION OF BUSINESS:

               Recoton Corporation and Subsidiaries (collectively, the "Company") is a developer, manufacturer and marketer of consumer electronic products generally for aftermarket use. The Company's products are sold primarily to retailers located in the United States and Europe. In addition to its domestic facilities, the Company maintains office and warehouse facilities in Asia, Canada and Western Europe and manufacturing and assembly facilities in the People's Republic of China.

               The Company classifies its business into three principal segments; the Consumer Electronics Accessories Business, the Audio Business, and the Video and Computer Game Business (see Note K for additional information relating to these business segments).

               PRINCIPLES OF CONSOLIDATION:

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               USE OF ESTIMATES:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, operating results, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory provision, sales return, allowance for doubtful accounts, market development accruals and lives of long-lived assets. Actual results could differ from those estimates.

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

               INVENTORIES:

               The Company's merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

               ALLOWANCE FOR DOUBTFUL ACCOUNTS:

               The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Recoton's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

               RECLASSIFICATIONS:

               Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the current year presentation.

               MARKET DEVELOPMENT ACCRUALS:

               The Company estimates expenses for customer programs and incentive offerings including: special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental expense at the time the incentive is offered.

               DEPRECIATION OF PROPERTY AND EQUIPMENT:

               Depreciation is computed over the estimated useful lives of the assets on the straight-line method. Interest cost associated with financing of construction is capitalized.

               COMPUTER SOFTWARE COSTS:

               In accordance with the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Company capitalizes costs of software developed for internal use. In 2001, the Company, capitalized $12.3 million associated with the implementation of its new ERP system.

               AMORTIZATION OF TRADEMARKS AND PATENTS:

               Trademarks are being amortized over terms of 5 to 40 years. Patents are being amortized over the terms of the related patent, or a shorter period, based on the estimated commercial life of the related product. Accumulated amortization of trademarks and patents was $4,229,000 and $4,615,000 as of December 31, 2000 and 2001, respectively.

               GOODWILL:

               Goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations treated as purchases, is being charged to operations on a straight-line basis over periods of 15 to 30 years. Accumulated amortization of goodwill was $10,655,000 and $12,337,000 as of December 31, 2000 and 2001, respectively.

               DEFERRED FINANCING COSTS:

               Deferred financing costs are being amortized over the life of the related debt on the straight-line method. Deferred financing costs were $8,392,000 and $5,997,000 as of December 31, 2000 and 2001, respectively. These costs are included in "Other assets" in the consolidated balance sheet.

               DEFERRED TAX VALUATION ALLOWANCE:

               The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

               TRANSLATION OF FOREIGN SUBSIDIARIES' FINANCIAL STATEMENTS:

               The assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year-end rates of exchange. Operating accounts are translated at average rates of exchange during the year. Gains and losses on translation are reflected as a separate component (accumulated other comprehensive loss) of shareholders' equity on the consolidated balance sheet. Also included in accumulated other comprehensive loss are the effects of exchange rate changes on certain intercompany balances with foreign subsidiaries which are deemed by management to be permanently invested.

               FAIR VALUE OF FINANCIAL INSTRUMENTS:

               In management's opinion, the carrying value at December 31, 2000 and 2001 of the Company's financial instruments approximates their fair values because they either have short maturities, bear variable interest rates or for the majority of long-term debt, there have been no significant changes in the market rates for such debt since it was incurred, restructured or refinanced.

               SALES RECOGNITION:

               Sales are recognized when the product is shipped and all significant obligations of the Company have been satisfied. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse. Provisions are made for anticipated discounts, returns and allowances. The Company incurred bad debt expense of $2,224,000 and $3,062,000 for each of the years ended December 31,1999 and 2001, respectively. The Company had net bad debt recoveries of $185,000 for the year ended December 31, 2000. Additionally, the Company incurred write-offs of uncollectible accounts, net of recoveries, of $2,448,000 for the year ended December 31, 1999, $1,246,000 for the year ended December 31, 2000 and $1,461,000 for the year ended December 31, 2001.

               SHIPPING AND HANDLING COSTS:

               Shipping and handling costs include all direct costs to deliver inventory to customers. Such amounts, which are included in selling, general and administrative expenses in the statements of operations, aggregated approximately $27,304,000 in 1999, $26,547,000 in 2000 and $21,935,000 in 2001.

               ADVERTISING COSTS:

               Advertising expenses are charged to operations at the time the advertising first takes place. Advertising expense charged to operations aggregated approximately $6,932,000 in 1999, $7,100,000 in 2000 and $3,415,000 in 2001.

               RESEARCH AND DEVELOPMENT:

               Research and development costs for new products aggregated approximately $5,930,000 in 1999, $6,100,000 in 2000 and
               $4,813,000 in 2001.

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

               For the years ended December 31, 1999, 2000 and 2001, the effect of outstanding options, warrants and restricted stock was anti-dilutive and, therefore, omitted from the per share computations. At each of the years ended December 31, 1999, 2000, 2001, the number of warrants outstanding were 660,000, 710,000 and 684,000 respectively. For the year ended December 31, 2001, the number of performance accelerated restricted stock outstanding was 164,000. (See note F for options outstanding)

               COMPREHENSIVE LOSS:

               Comprehensive income, representing the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive loss has been comprised of net loss and foreign currency translation adjustments.

               FOREIGN EXCHANGE CONTRACTS:

               Gains and losses on foreign exchange forward contracts that are designated as hedges and included in other liabilities or other receivables, respectively. While these instruments are subject to risk of loss from change in exchange rates, these losses would generally be offset by gains on the related exposures. Periodically, the Company has entered into various types of foreign currency agreements, but does not have any significant holding in, nor issue, financial instruments for trading and speculative purposes. The Company uses foreign exchange forward contracts to hedge risk of changes in foreign currency exchange rates associated with firm commitments of less than one year that are denominated in foreign currency.

               At December 31, 2000, a German subsidiary of the Company had forward foreign exchange contracts to acquire the $1.5 million which expired in 2001. Such contracts were entered into in order to hedge future purchases. The carrying value of these contracts approximates their fair value.

               The forward exchange contracts have little credit risk as the counter-parties in each case are principally large banks with high credit ratings. Such fair values are determined by the Company based upon available market information and appropriate valuation methodologies and accordingly may not be indicative of the amounts the Company would realize in a current market exchange.

               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

               During the first quarter of 2001, the Company adopted SFAS
               No. 133 and 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities requiring all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 is an amendment to SFAS 133, which amended or modified certain issues discussed in SFAS 133. Implementation of SFAS 133 and SFAS 138 did not have a material impact on the Company's consolidated financial statements.

               GOODWILL AND OTHER INTANGIBLE ASSETS:

               In June 2001, the Financial Accounting Standards Board
               ("FASB") issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS")No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

               SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 BUSINESS COMBINATIONS and FASB Statement No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

               SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, INTANGIBLE ASSETS. It changes the accounting for goodwill from an amortization method to either an impairment or periodic amortization approach depending on the intangible asset. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is still evaluating the impact of this pronouncement as it pertains to unamortized goodwill. Amortization of goodwill for the year ended December 31, 2001 was $2.2 million.

               ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS:

               In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on their consolidated results of operations.

               IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS:

               The Company follows Statement of Financial Accounting
               Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated discounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. Management believes that after the 1999 adjustment for impairment disclosed in Note J, the carrying value and useful lives of these assets continue to be appropriate.

               In October of 2001, the FASB issued SFAS No. 144,
               "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement supersedes SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to the disposal of a business segment, but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

               VENDOR INCENTIVES:

               In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERISTICS OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR PRODUCTS ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective January 1, 2002. The Company has determined that the adoption of this statement will not have an impact other than reclassification between components on the statement of operations.



NOTE B -      INVENTORIES:

              Inventories are summarized as follows:

                                                                          (IN THOUSANDS)
                                                                         AS OF DECEMBER 31,
                                                                       2000          2001
                                                                   -----------    -----------
                Raw materials and work-in-process                    $  30,887      $  18,203
                Finished goods                                         120,621        109,366
                Merchandise in-transit                                  13,088         17,181
                                                                    ----------    -----------

                   TOTALS                                             $164,596       $144,750
                                                                      ========       ========



NOTE C -      PROPERTY AND EQUIPMENT:

              Property and equipment are summarized as follows:

                                                                       (IN THOUSANDS)             ESTIMATED
                                                                        AS OF DECEMBER 31,       USEFUL LIFE
                                                                       2000          2001           (YEARS)
                                                                   -----------    -----------    ------------
                Land                                                  $  3,185      $  3,180
                Buildings, leaseholds and improvements                  21,669        21,880          10 - 40
                Machinery and equipment                                 14,743        15,590           3 - 10
                Furniture, fixtures and office equipment                22,466        35,418           5 - 10
                Tools and dies                                          21,371        18,420           2 - 10
                                                                      --------    ----------

                         TOTALS                                         83,434        94,488


                Less accumulated depreciation
                   and amortization                                     48,148        48,919
                                                                      --------      --------

                                                                       $35,286       $45,569
                                                                      ========      =========


               The Company recorded $9,583,000, $9,046,000 and $8,975,000 of depreciation expense in the years ended December 31, 1999, 2000 and 2001, respectively. In addition, in 2001 the Company capitalized interest costs of $650,000 incurred in connection with the implementation of the new ERP system.


NOTE D -      LONG-TERM DEBT:

     Long-term debt included in the consolidated balance sheets is summarized as follows:


                                                                                AS OF DECEMBER 31,
                                                                           2000                    2001
                                                                         -------------      -------------
                                                                                  (IN THOUSANDS)
              Subordinated notes (1)                                     $  50,000               $ 50,000
              Revolving loans (2)                                          158,782                158,536
              Senior term loans (3)                                         50,000                 38,125
              Capital lease financing (4)                                        -                  8,188
              Other                                                            186                     96
                                                                       -----------             ----------

                       TOTAL                                               258,968                254,945

              Less unamortized debt discount                                (3,060)                (2,068)
                                                                       -----------             ----------

                       BALANCE                                             255,908                252,877

              Less current portion                                         (11,994)               (13,536)
                                                                        ----------             ----------

                       NONCURRENT PORTION                                 $243,914               $239,341
                                                                          ========               ========


               A substantial portion of the Company's outstanding debt at December 31, 2001 is comprised of the proceeds of the October 31, 2000, $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") which provides for a three year revolving loan and letter of credit facility of up to $185 million and three term loans aggregating $50 million.

               Proceeds from a previous lending agreement satisfied all financial institutions relating to the debt outstanding from a September 1999 debt restructuring agreement. In connection with the 1999 Debt Restructuring, the Company paid the lenders' fees of approximately $1,875,000, which were being amortized over the life of the related debt and the Company issued warrants to purchase 275,000 shares of the Company's common shares, of which 250,000 with a fair value of $243,000 were issued in 2000. The fair value of the warrants was recorded as debt discount cost and was being amortized over the life of the related debt.

               Approximately $191.4 million of the funds obtained from the October 31, 2000 loan transactions were used to repay the then outstanding borrowings resulting from the Company's September 1999 Debt Restructuring and other outstanding loans.

               As a result of the October 2000 debt refinancing and the extinguishment of the loans payable pursuant to the prior year's Debt Restructuring, the Company recorded an extraordinary charge in 2000 of approximately $3 million, net of a tax benefit of $1.6 million, representing the final adjustment to the yield-maintenance fee payable caused by the further acceleration of the debt repayment date and the write-off of unamortized debt discount and financing costs associated with the repaid debt.

               The outstanding borrowings under the Senior Loan Agreement and Subordinated Loan Agreement at December 31, 2001 are collateralized by substantially all of the operating assets of the Company and its subsidiaries in the United States and Canada and a pledge of 65% of the capital stock of the Company's first tier foreign subsidiaries.

               (1) On October 31, 2000, the Company entered into the "Subordinated Loan Agreement" with its then existing senior lenders which provides for an additional $15 million loan due October 31, 2003. The notes bear interest at 5.75% over the greater of the prime rate or the federal funds rate plus .50% (10.50% at December 31, 2001). In addition, the Company has subordinated notes of $35 million, payable on February 4, 2004 that currently bear interest at 16.5% a year.

               (2) Borrowings of $158.5 were outstanding under the Company's $185 million Senior Loan Agreement due October 31, 2003. Advances limited to 80% of eligible accounts receivable and 65% of eligible inventory and amounts collateralized by letters of credit under the German facility. Advances equal to an additional 5% of eligible inventory (up to $10 million) are available during "in season periods." Total amounts advanced for inventories are limited to $130 million. The lenders may decrease the foregoing advance rates at their option. Interest is payable at the Company's option at either 2.50% over LIBOR or .75% over the greater of the prime rate or the federal funds rate plus .50% (weighted average rate of 4.70% on outstanding borrowings at December 31, 2001). In addition, on October 31, 2000, the Company's German subsidiaries entered into a 50 million Deutsche Mark annually renewable revolving credit facility (up to approximately $25 million) with interest at 2.5% over European LIBOR. At December 31, 2001, the factoring facility supported a $13 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement. As of December 31, 2001, there was no debt outstanding for Germany.

               (3) Borrowings of $5.6 million bear interest at the Company's option, at either 5.00% over LIBOR or 3.25% over the greater of prime or the federal funds rate plus .50% (weighted average rate of 7.18% at December 31, 2001). Borrowings of $17.5 million bear interest at the Company's option, at either 2.75% over LIBOR or 1% over the greater of prime or the federal funds rate plus .50% (weighted average interest rate of 4.86% at December 31, 2001). The remaining $15 million of borrowings, bear interest at 3% over the greater of prime or .50% over the federal funds rate (7.75% at December 31, 2001). As of December 31, 2001, the maturities of the borrowings are due as follows:$5.6 million is due October 2002, $17.5 million is due October 2003 and $15 million is due in twelve monthly installments beginning October 31, 2002.

               (4) In March 2001, the Company entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.1 million in computer hardware, software and additional related expenses for the purpose of implementing a new Enterprise Resource Planning (ERP) system. The interest rate, as of December 31, 2001, was 14.9%.

               Outstanding letters of credit under the domestic and foreign lines aggregated approximately $22.0 million at December 31, 2001. Such amounts reduce the amounts available for direct borrowings under the lines.

               The loan agreements provide for, among other things, the maintenance of various specified financial ratios and minimum tangible net worth requirements (as defined), contain limitations and restrictions on additional borrowings, the payment of dividends, repurchases of the Company's common stock, engaging in business not directly related to the consumer electronics industry, investments, and mergers and sales of the Company's assets, other than in the ordinary course of business (as defined).

               At December 31, 2001, the Company was not in compliance with certain financial covenants under the Senior Loan Agreement (those relating to tangible net worth, minimum EBITDA, fixed charge coverage and required minimum excess availability). The bank lenders subsequently waived the Company's non-compliance with these covenants. In connection with such waiver, the Senior Loan Agreement was amended to reset the covenant thresholds, authorize certain insurance premium financing, add certain additional covenants regarding minimum cumulative EBITDA for the Company's subsidiary InterAct International, Inc., assess minimum excess availability at all times, modify the inventory advance rate limitation (reducing it in steps starting September 30, 2002 from 100% to 85% of orderly liquidation value) and increase interest rates.

               Management expects to be in compliance with the amended loan agreement covenants through 2002. There can be no assurance that the Company will be in compliance with the modified covenants in the future or that the lenders will waive or amend any of the covenants should it be in violation of any such covenants in the future. Because compliance is based on management estimates and actual results can differ from those estimates, compliance through 2002 cannot be assured. The Company believes the assumptions used are appropriate.


NOTE E -       SHAREHOLDERS' EQUITY:

               The Recoton Corporation Stock Bonus Plan provides for the issuance to officers and key employees an aggregate of up to 300,000 shares of stock held in treasury, of which 93,072 shares are available for future grants at December 31, 2001. During the third quarter of 2001 the Company issued Performance Accelerated Restricted Stock (PARs) from this plan to various employees. The Company has recorded the issuance of the PARs as a reduction of shareholders' equity and is amortizing the compensation expense, derived from the market value of the common stock at the date of issuance, over the PARs four year vesting period. The PARs have an acceleration clause if the Company meets certain targets in which case the remaining unamortized deferred compensation will be charged to earnings. The Recoton Corporation Stock Bonus Plan is administered by a committee of the Board of Directors.

               In previous years the Board of Directors authorized the repurchase by the Company of up to 500,000 of its outstanding common shares. Through December 31, 2001, the Company has repurchased 48,352 shares. Future repurchases of shares are limited under the terms of the Company's loan agreements (see Note D).

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

               In 1999, 21,334 common shares were issued in exchange for 2,613 shares of previously issued common shares with a market value of $24,000 and in 2000, 8,000 common shares were issued in exchange for 1,000 shares of previously issued common shares with a market value of $9,000. In 2001, 145,802 shares of common stock were issued in exchange for 33,202 shares of previously issued common stock with a market value of $500,000. Other transactions with respect to stock options are described in Note F.

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

               In September 1999, pursuant to the Debt Restructuring (see
               Note D), the Company issued warrants to purchase 350,000 of the Company's common shares with a fair value of $1,224,000, which are immediately exercisable at $7.77 a share and which expire in September 2004.

               In October 2000, the Company issued warrants to its former senior lenders (see Note D) to purchase 25,000 common shares with a fair value of $243,000, which are immediately exercisable at $14.88 a share and expire in October 2005.

               Pursuant to the debt refinancing in October 2000, the Company issued warrants to purchase 25,000 common shares with a fair value of $134,000, which are immediately exercisable at $13.28 a share and expire in October 2005.

               In 2001, 13,634 common shares were issued pursuant to the exercise of 13,634 warrants, and the surrender of 11,899 warrants to purchase common shares with a market value of $248,000.

               The fair value of the warrants issued was estimated using the Black-Scholes option-pricing model using approximately the same expected volatilities and average risk free interest rates as described in Note F and average expected holding periods of 5 years.


NOTE F -       STOCK OPTIONS:

               At December 31, 2001, the Company has two stock option plans. Options are outstanding to purchase 1,344,791 shares under the 1991 Stock Option Plan. No additional options are available for grant under this plan. The Company's 1998 Stock Option Plan provides for the granting of options to purchase up to 2,500,000 common shares. Such options may be either incentive stock options (as defined in the Internal Revenue Code) or nonqualified options. At December 31, 2001, options to purchase 1,342,314 shares are available for grant under this plan.

               An employment agreement with Mr. Robert Borchardt, the Company's President, Chairman of the Board and Chief Executive Officer, provides for the granting of nonqualified options each year for the duration of the agreement based on a formula related to annual increases in consolidated net income, as defined. No options have been granted in connection with the Company's operations subsequent to 1997.

               Also, at December 31, 2001, there are non-plan nonqualified options outstanding to purchase an aggregate of 20,450 shares of common stock, of which options to purchase 7,500 shares at $20.67 a share were granted to a director of the Company. The non-plan options also include options to purchase 2,200 common shares at a price of $13.50 a share granted to certain non-U.S. employees in 1998. In 1998 the Company issued to a consulting firm a non-plan option to purchase 10,000 common shares for $25.50 a share. The $124,000 fair value of the options at the date of grant was credited to additional paid-in capital in 1998 and was amortized to operations over the term of the consulting agreement. This agreement, which expired in January 2001, was replaced with a new agreement providing for the issuance of a non-plan option to purchase 20,000 common shares for $10.16 a share. The $150,939 fair value of the options at the date of grant was credited to additional paid-in capital in 2001 and amortized to operations over the term of the consulting agreement, which expired on December 31, 2001. The length, vesting schedule, option price and other terms of the options are determined at the time each option is granted, although the term of plan options cannot exceed 10 years and incentive stock option prices may not be less than the fair market value of the stock on date of grant. Since all outstanding plan options to officers and employees were granted for at least the fair market value of the Company's shares at the dates of grant and are considered fixed plan options, no charge has been made to operations for these options. No income tax benefit is received by the Company upon the granting or exercise of incentive stock options but it may receive income tax benefits from nonqualified stock options when they are exercised and from certain incentive stock options if the shares are resold within one year of exercise. Such income tax benefits are credited to additional paid-in capital when realized.

               The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options granted to employees, officers and directors and, therefore, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for stock option plans. Accordingly, no compensation cost has been recognized for options granted under its stock option plans. If the Company had elected to recognize compensation cost for options granted under these plans based on a calculated fair value at the grant dates, consistent with the method of SFAS No. 123, the pro forma net income (loss) and income (loss) per share would be as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                      1999                   2000                   2001
                                                    ---------------- --------------------- ---------------
                                                         (In thousands, except per share information)

Net loss:
     As reported                                    $(28,030)               $(4,836)             $(7,556)
     Pro forma                                       (29,273)                (7,164)              (9,298)
Loss per share:
     Basic/diluted:
     As reported                                      $(2.39)                 $(.41)               $(.63)
     Pro forma                                         (2.50)                  (.61)                (.78)


              The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                               1999                   2000                   2001
                                                            -----------           -----------               --------
Expected volatility                                             57.4%               59.5%                    62.7%
Average risk-free interest rate                                  6.3%                6.0%                     5.0%
Average expected holding period, in years                        6                     6                        7



               A summary of the status of the Company's outstanding stock options as of December 31, 1999, 2000 and 2001 and changes during the years then ended is presented below:


                                                                     YEARS ENDED DECEMBER 31,
                                                   1999                        2000                        2001
                                         ------------------------     ------------------------    ----------------------
                                                        Weighted                    Weighted                    WEIGHTED
                                                        Average                     Average                     AVERAGE
                                                        Exercise                    Exercise                    EXERCISE
                                           Shares      Price Per       Shares      Price Per       SHARES      PRICE PER
            Stock Options                 (000's)        Share        (000's)        Share        (000'S)        SHARE
---------------------------------- ------------------ ------------ ------------- -------------- ------------- -----------
Outstanding at beginning of year           1,835          $14.06       2,522          $12.00       2,466         $12.13
Granted                                      836            7.47          65           11.41         340          13.60
Exercised                                    (37)           4.99         (16)           3.31        (389)          7.25
Forfeited/expired                           (112)          14.15        (105)          10.11         (56)         12.17
                                           -----           -----        ----           -----         ----         -----

Outstanding at end of year                 2,522          $12.00       2,466          $12.13       2,361         $13.14
                                           =====          ======       =====          ======       =====         ======

Exercisable at year end                    1,246          $13.70       1,649          $12.98       1,529         $14.16
                                           =====          ======       =====          ======       =====         ======

Weighted - average fair value
of options granted during the year                         $4.42                       $7.03                      $8.93
                                                           =====                       =====                      =====



     The following table summarizes information about stock options outstanding at December 31, 2001:


                                              Options Outstanding                          Options Exercisable
                               -------------------------------------------------    -----------------------------------
                                                    Weighted          Weighted                            Weighted
                                                    Average           Average                             Average
          Range of                                 Remaining       Exercise Price                      Exercise Price
      Exercise Prices          Shares (000's)   Contractual Life     Per Share       Shares (000's)      Per Share
------------------------- --------------------  ------------------- -------------- ----------------- ------------------
   $7.44     to       10.44           642          8.0 years              7.61             268               7.69
   11.06     to       16.75         1,475          5.3 years             14.26           1,065              14.60
   18.07     to       25.50           244          5.6 years             20.90             196              20.63
                                   ------                                               ------

         Totals                     2,361                                                1,529
                                    =====                                                =====



NOTE G -     INCOME TAXES:

             Income taxes applicable to income (loss) before extraordinary items on the statements of operations are comprised of the following:


                                                                          (In Thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1999          2000          2001
                                                             ----------    ----------   ----------


                                                                     YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                       1999                     2000                    2001
                                                    ----------------   ----------------------    --------------
                                                                          (In Thousands)
Current
     Federal                                         $   867                 $     16                $   727
     State and local                                    (116)                     (74)                   166
     Foreign                                           4,069                    1,382                  2,501
                                                     -------                  -------                -------

         Totals                                        4,820                    1,324                  3,394

     Deferred                                         (1,744)                    (530)                (2,314)
                                                     --------                --------               --------

         NET PROVISION                               $ 3,076                  $   794                 $1,080
                                                     =======                  =======                 ======


               Pretax income (loss) before extraordinary items was derived from foreign and domestic sources as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                       1999                     2000                    2001
                                                    ---------------  --------------------------- --------------
                                                                          (In Thousands)

     Foreign                                        $ 11,032                 $   (299)              $ (3,564)
     Domestic                                        (27,221)                    (790)                (2,912)
                                                    ---------               ----------              --------

         Totals                                     $(16,189)                $ (1,089)              $ (6,476)
                                                    =========                =========              ========



              The following table reconciles statutory U.S. federal income taxes on the Company's income (loss) before income taxes and extraordinary item to the Company's actual income tax provision (benefit):


                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
                                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                        1999                    2000                   2001
                                             ---------------------- ---------------------- ---------------------
                                               Rate      Amount       Rate      Amount        Rate      Amount
                                             ---------- ---------- ----------- ---------- ------------ ---------
        Statutory U.S. Federal income
            tax provision (benefit)             (34.0)%   $(5,504)     (34.0)%   $(370)        (34.0)%   $(2,202)
        Effect of:
            State and local income
              tax provision (benefit)
              (net of federal effect)            (4.8)       (769)      (7.8)      (85)         (2.2)       (143)
            Difference between U.S.
              and foreign income tax
              rates on earnings and
              distributions of foreign
              subsidiaries                      104.7      16,959      498.3     5,428          48.2       3,121
            Foreign and other income
              tax credits                       (65.1)    (10,543)    (903.1)   (9,839)        (37.2)     (2,412)
            Provision for expected U.S.
              Customs settlement                 (8.6)     (1,394)
            Valuation reserves on
              deferred tax assets                 7.3       1,175      472.4     5,147          75.4       4,881
            Change in foreign
              income tax rates                                                                 (13.3)       (858)
            Alternative minimum tax               5.9         950
            Other items (net)                    13.6       2,202       47.0       513         (20.2)     (1,307)
                                                 ----     -------       ----    ------         ------     -------
        Actual income tax provision              19.0%    $ 3,076       72.8%   $  794          16.7%     $1,080
                                                 ====     =======       ====    ======          ====      ======


               The earnings from the Company's Asian operations are taxed locally at a current maximum tax rate of 16%. However, the effective tax rate from Asian operations has been dependent on the proportion of earnings from mainland China. In January 1996, a subsidiary of the Company with manufacturing operations in mainland China was granted a five year "tax holiday," comprised of a full exemption from income taxes for the first two years and a 50% reduction from the statutory 15% tax rate for the next three years which ended on December 31, 2000. As a result of the tax holiday, the Company has saved an aggregate of $7,890,000 in income taxes.

               Before 1999, the Company did not provide for additional U.S. income taxes which would be payable upon the payment of dividends from its Hong Kong subsidiaries, because the earnings of these subsidiaries were considered indefinitely invested. However, as a result of business requirements of its domestic operations caused in part from the provisions of the 1999 Debt Restructuring agreement (Note D), in 1999 the Company repatriated $41 million of such earnings, of which $18.8 million was previously taxed as U.S. Sub-part F income and in 2000 and 2001, the Company repatriated an additional $7.8 million and $.5 million, respectively, of such earnings. At December 31, 2001, additional taxes would aggregate approximately $13.4 million based on the Hong Kong subsidiaries' remaining undistributed earnings, which aggregate approximately $49 million for income tax purposes. The foregoing amounts are stated net of U.S. Sub-Part F taxes paid, or payable, which are considered the equivalent of repatriated earnings. The Company's effective income tax rate on future earnings from Hong Kong and additional U.S. income taxes on the Hong Kong retained earnings at December 31, 2001 are, in part, dependent upon the Company's future domestic cash requirements. While the Company currently projects that its Hong Kong retained earnings at December 31, 2001 will remain indefinitely invested and accordingly has not recorded any tax liability relating to the assumed repatriation of such amounts, such estimate continues to be subject to revision based upon economic conditions and market conditions in the consumer electronics industry.

              Deferred tax assets and liabilities and the principal temporary differences from which they arise are:


                                                                                            (In Thousands)

                                                                                             DECEMBER 31,
                                                                                           2000          2001
                                                                                       ----------    -----------
                 Deferred tax assets:
                    Allowance for estimated doubtful accounts and
                      estimated sales returns, allowances and discounts                    $1,818       $  1,641
                    Tax basis adjustments to inventory                                      4,500          4,345
                    Deferred compensation accruals                                            745            922
                    Difference in basis and amortization periods of patents,
                      trademarks and package design costs                                   1,731          2,301
                    Cumulative foreign translation adjustment                               2,840          3,352
                    Net operating loss and tax credit carryforwards                        23,295         27,927
                    Other                                                                     399          1,330
                                                                                        ---------   ------------

                           TOTAL                                                           35,328         41,818

                    Less valuation allowance                                               (9,542)       (14,424)
                                                                                         --------     ----------

                           TOTAL DEFERRED TAX ASSETS                                       25,786         27,394
                                                                                          -------       --------

                 Deferred tax liabilities:
                   Accelerated depreciation of property and equipment                         245            292
                   Tax basis adjustments to prepaid catalog costs                             121            --
                                                                                        ---------        -------

                           TOTAL DEFERRED TAX LIABILITIES                                     366            292
                                                                                           ------         ------

                           NET DEFERRED TAX ASSETS                                        $25,420        $27,102
                                                                                          =======        =======

              The increase in the valuation allowance is analyzed as follows:

                 Foreign tax credit carryforwards                                                       $  3,617
                 Foreign net operating loss carryforwards                                                  1,336
                 Other                                                                                       (72)
                                                                                                       ----------

                           TOTAL                                                                        $  4,881
                                                                                                        ========

               The Company has net operating loss carryforwards of approximately $9.2 million in the United Kingdom, $19.7 million in Hong Kong and $1.3 million in Canada, which are available to be applied against future earnings in these countries. Additionally, at December 31, 2001, the Company has domestic tax credit carryforwards of approximately $18.0 million of which approximately $12.4 million expire in 2004 and the balance expires between 2005 and 2020. The Company has recorded a deferred tax asset for the tax benefit of the foregoing carryforwards and a valuation allowance for the tax benefit of such carryforwards which it estimates is not likely to be realized prior to expiration. If the amount subject to valuation allowance attributable to preacquisition loss carryforwards of acquired businesses is subsequently realized, the income tax benefit will be recorded as a reduction of the then unamortized goodwill related to the acquisition.


NOTE H -       EMPLOYEE BENEFIT PLANS:

               The Company's profit sharing plans for eligible domestic nonunion employees provide for annual contributions as authorized by the Board of Directors of up to the maximum allowable as a tax deduction by the Treasury Department. Profit sharing expense was approximately $434,000 in 1999, $400,000 in 2000 and $401,000 in
               2001.

NOTE I - COMMITMENTS AND CONTINGENCIES:

               LEASES:

               Aggregate minimum rental payments under long-term leases of premises which expire at various dates through 2013 are as follows:

                YEAR ENDING DECEMBER 31:                       (IN THOUSANDS)
                    2002                                         $      3,941
                    2003                                                2,378
                    2004                                                1,969
                    2005                                                1,764
                    2006                                                1,697
                Subsequent to December 31, 2006                         5,993
                                                                   ----------

                    TOTAL                                         $    17,742
                                                                    =========

               Rent expense was $5,806,000 in 1999, $6,390,000 in 2000 and
               $5,914,000 in 2001.


          EMPLOYMENT AGREEMENT:

          The Company's employment agreement with Mr. Robert Borchardt, the Company's President, Chairman of the Board and Chief Executive Officer, provides for a base annual salary $1,206,000 for 2001 to be increased annually by the greater of 6% or the change in the consumer price index, and annual bonuses and nonqualified stock option grants based on formulas related to annual increases in the consolidated net income of the Company. The agreement terminates on December 31, 2004 and is automatically renewable for successive two-year periods. If an election is made not to renew the agreement, Mr. Borchardt may thereafter be retained as a consultant to the Company for life.

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

          LEGAL PROCEEDINGS:

          Various suits and claims arising in the course of business are pending against the Company. In the opinion of management, dispositions of these matters are not expected to materially affect the Company's consolidated financial position, cash flows or results of operations.


NOTE J -  BUSINESS RESTRUCTURING AND RELATED COSTS:

          In September 1999, the Company adopted a strategic business plan designed to improve operating efficiencies, increase future profitability, improve cash flow and increase the return on assets through a combination of staff reductions, consolidation of certain businesses, reduction or elimination of certain product lines and sales of certain assets. The results of operations for the year ended December 31, 1999 reflect a restructuring charge of approximately $3.4 million, which includes approximately $2.2 million for severance benefits associated with the elimination of positions and approximately $1.2 million primarily relating to lease terminations and related costs. Amounts charged against the reserve aggregated approximately $1.6 million in 1999, approximately $1.5 million in 2000 and approximately $.3 in 2001. No amounts remain at December 31, 2001.

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


NOTE K -  SEGMENT INFORMATION AND GEOGRAPHICAL DATA:

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

          Each segment's earnings before corporate interest and income taxes are reported to the Company's chief operating decision-makers. General corporate expenses other than certain interest costs are allocated to each segment on the basis used for internal management decision making purposes; certain interest expense and assets jointly utilized by more than one business segment are reflected as "unallocated corporate" in the following presentation.


          The following table presents certain operating segment information:

                                                                      (IN THOUSANDS)
                                      ----------------------------------------------------------------------------------------------
                                         CONSUMER                        VIDEO AND
                                         ELECTRONICS                      COMPUTER
                                         ACCESSORIES      AUDIO             GAME          UNALLOCATED
                                         BUSINESS       BUSINESS           BUSINESS         CORPORATE        TOTAL
                                      ----------------------------------------------------------------------------------------------
              1999:
                Net sales:
                 External customers       $242,456       $234,906         $232,888        $        -       $710,250
                Intersegment                   504          3,205           36,381                 -         40,090
                Interest expense               834            285              438            24,909         26,466
                Depreciation and
                   Amortization              4,164          3,914            4,186             1,296          13,560
                Restructuring charge           690          2,654                -               100           3,444
                Income (loss) before
                    income taxes and
                   extraordinary item        6,762         (4,483)           9,339           (27,806)        (16,189)
                Identifiable assets        117,063        144,578          152,888            70,798         485,327
                Property and equipment
                   additions                   587            624            2,599             2,481            6,291

              2000:
                Net sales:
                    External customers    $238,290       $233,362         $177,643         $       -         $649,295
                  Intersegment                 109          1,124            6,592                 -            7,825
                Interest expense               551            429              689            34,210           35,879
                Depreciation and
                    amortization             3,618          3,675            4,516             2,330           14,139
                Income (loss) before
                    income taxes and
                   extraordinary item       26,505         18,968          (10,508)          (36,054)          (1,089)
                Identifiable assets        103,645        147,669          142,862            69,335          463,511
                Property and equipment
                   additions                   195            338            3,815             2,853            7,201
              2001:
                Net sales:
                 External customers       $233,849       $222,919         $156,310        $      -           $613,078
                 Intersegment                  384          2,381           12,387               -             15,152
                Interest expense               172            770              619            23,976           25,536
                Depreciation and
                 amortization                2,808          3,496            5,257             3,214           14,775
                Income (loss) before
                 income taxes               24,659         13,862          (17,807)          (27,190)          (6,476)
                Identifiable assets        114,704        144,764          118,756            79,610          457,834
                Property and equipment
                 additions                     770          1,314            2,352            13,322           17,758


          In 1999 sales to one customer represented approximately 17% of consolidated net sales. In 2000 sales to two customers represented 19% and 11%. In 2001, sales to two customers represented 18% and 15%. In all three years, sales to these customers were made by each of the Company's reportable business segments. Revenue from export sales from the United States was less than 10% of consolidated net sales in each of the three years ended December 31, 2001. The Company currently sources certain products from single suppliers. However, to lessen the risks of offshore manufacturing, the Company maintains substantial inventories of long-lead-time items and continually evaluates alternative supply sources.

     Net sales to customers and long-lived tangible assets by geographic area are as follows:


                                                                            (IN THOUSANDS)
                                                                       YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                1999             2000            2001
                                                             -----------     -----------     ------------
             Net sales to customers in:
                United States                                   $555,125        $531,725         $494,796
                Europe                                           114,564          71,824            73,702
                Other                                             40,561          45,746           44,580
                                                               ---------       ---------      -----------

                         TOTALS                                 $710,250        $649,295       $613,078
                                                                ========        ========       ========

                                                                            (IN THOUSANDS)
                                                                          AS OF DECEMBER 31,
                                                             --------------------------------------------
                                                                1999             2000            2001
                                                             -----------     -----------      -----------
             Long-lived tangible assets:
                United States                                  $  33,338        $ 32,148         $ 51,292
                Europe                                             3,164           2,401            3,087
                Other                                              4,898           4,579            4,163
                                                             -----------      ----------       ----------

                         TOTALS                                $  41,400        $ 39,128         $ 58,542
                                                               =========        ========         ========


NOTE L -  SELECTED QUARTERLY INFORMATION (UNAUDITED):

     Unaudited, summarized financial data by quarter for 2000 and 2001 is as follows (in thousands except per share data):

                                                 FIRST            SECOND              THIRD        FOURTH
YEAR ENDED DECEMBER 31,                          QUARTER          QUARTER             QUARTER      QUARTER
----------------------------------------         ---------        --------            ---------    --------
2000
Total Revenues                                   $145,463         $136,678            $157,582       $209,572
Gross Profit                                       52,930           51,949              58,474         83,309
Net (loss) income before
        extraordinary item                         (2,624)          (2,793)             (1,929)         5,463
Extraordinary item                                    -                 -                   -          (2,953)
                                                 ----------       -----------         ---------      ---------
Net (loss) income                                $  (2,624)       $   (2,793)         $ (1,929)      $  2,510
                                                 ==========       ===========         =========      =========

         Basic Earnings Per Share:

Income (Loss) Before Extraordinary Item          $    (.22)       $      (.24)        $    (.16)     $     .47
Extraordinary item                                       -                -                   -           (.25)
                                                 ----------       -----------         ---------      ---------
        Net (loss) income                        $     (.22)      $      (.24)        $    (.16)     $     .22
                                                 ===========      ============        ==========     ===========

Diluted Earnings Per Share:
Income (Loss) Before Extraordinary Item          $     (.22)      $     (.24)         $   (.16)      $     .45
Extraordinary item                                        -               -                  -            (.24)
                                                 ----------       -----------         ---------      ---------
        Net (loss) income                        $     (.22)      $     (.24)         $   (.16)      $     .21
                                                 ===========      ============        ==========     ===========

2001

TOTAL REVENUES                                   $  138,007         $ 132,690          $136,711       $205,670
GROSS PROFIT                                         50,544            49,322            52,505          75,342
NET (LOSS) INCOME BEFORE
       EXTRAORDINARY ITEM                            (2,802)          (2,751)               359          (2,362)
EXTRAORDINARY ITEM                                       -                -                 -                -
                                                 ----------       -----------         ---------      ---------
NET (LOSS) INCOME                                $  (2,802)        $  (2,751)          $    359      $  (2,362)
                                                 ===========      ============        ==========     ==========


BASIC EARNINGS PER SHARE:
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM          $    (.24)        $   (.23)          $    .03      $     (.19)
EXTRAORDINARY ITEM                                      -                -                  -               -
                                                 ----------       -----------         ---------      ---------
        NET (LOSS) INCOME                        $    (.24)        $   (.23)          $    .03      $     (.19)
                                                 ===========      ============        ==========     ==========

DILUTED EARNINGS PER SHARE:
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM          $    (.24)        $   (.23)          $    .03      $     (.19)
EXTRAORDINARY ITEM                                       -                -                 -               -
                                                 ----------       -----------         ---------      ---------
        NET (LOSS) INCOME                        $    (.24)        $   (.23)          $    .03      $     (.19)
                                                 ===========      ============        ==========     ==========

The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     That portion of Recoton's definitive proxy statement for the annual meeting in 2002 appearing under the caption "Election of Directors" (or comparable language) is incorporated by reference. The information regarding the executive officers of Recoton is contained under "Executive Officers of Recoton" under
Item 1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     That portion of Recoton's definitive proxy statement for the annual meeting in 2002 appearing under the caption "Compensation of Executive Officers" (or comparable language) is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     That portion of Recoton's definitive proxy statement for the annual meeting in 2002 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" (or comparable language) is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     That portion of Recoton's definitive proxy statement for the annual meeting in 2002 appearing under the caption "Certain Relationships and Related Transactions" (or comparable language) is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


          (a)(1) and (2). Financial Statements and Financial Statement
               Schedules:
               -------------------------------------------------------

               See "Index to Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" of this Report.

          (a)(3). Exhibits Required to be Filed by Item 601 of Regulation S-K:
                  -----------------------------------------------------------

                    (3)  Articles of Incorporation and By-Laws:
                          -------------------------------------

                        3.1   Composite Certificate of Incorporation

                        3.2 By-Laws of Recoton as amended October 19, 1995 (incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

                    (4) Instruments defining the rights of security holders,
                        including indentures:
                        ------------------------------------------------------

                        4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1996)

                        4.2A Rights Agreement, dated as of October 27, 1995, between Recoton Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 27, 1995)

                        4.2B First Amendment, dated as of June 9, 1999, between Recoton Corporation and ChaseMellon Shareholders Services, L.L.C. (f/k/a ChemicalMellon Shareholder Services, L.L.C.) to Rights Agreement dated as of October 27, 1995, executed on June 28, 1999 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A 12g/A dated June 28, 1999)

                        (10) Material contracts (an asterisk indicates management contracts and compensatory plans or arrangements):


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

                        10.4C Amendment to Split Dollar Life Insurance Agreements Dated as of December 17, 1993, dated as of November 6, 1998, to amend principal amount of First Policy to $10,000,000 and to terminate Second Policy (incorporated by reference to Exhibit 10.5(C) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.4D Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,250,000 (incorporated by reference to Exhibit 10.5(D) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.4E Split Dollar Life Insurance Agreement, effective as of November 8, 1998, among Recoton, the Robert and Trudi Borchardt 1993 Family Trust and Robert L. Borchardt in the face amount of $2,000,000 (incorporated by reference to Exhibit 10.5(E) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.5 Recoton Corporation 1991 Stock Option Plan, as revised March 23, 1998, and form of option agreement (incorporated by reference to Exhibit
                                10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

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

                        10.8 Recoton Corporation 1998 Stock Option Plan and form of option certificate as adopted March 23, 1998 and amended June 7, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)*

                        10.9A Recoton Corporation Code Section 401(K) Profit Sharing Plan and Trust Agreement, as amended and restated December 29, 1994 (incorporated by reference to Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

                        10.9B   First Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective January 1, 1995*
                                (incorporated by reference to Exhibit 10.11B to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.9C   Second Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective January 1, 1995*
                                (incorporated by reference to Exhibit 10.11C to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.9D   Third Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective January 1, 1998*
                                (incorporated by reference to Exhibit 10.11D to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.9E   Fourth Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective December 31, 1998*
                                (incorporated by reference to Exhibit 10.11E to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

                        10.9F   Fifth Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective January 1, 1997*
                                (incorporated by reference to Exhibit 10.11F to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*

                        10.9G   Sixth Amendment to Recoton Corporation Code
                                Section 401(K) Profit Sharing Plan and Trust
                                Agreement, effective November 24, 2000*
                                (incorporated by reference to Exhibit 10.11G to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

                        10.10 Retainer letter and option certificate, dated January 12, 2001, with I. Friedman Equities, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)*

                        10.11 Option Agreement, dated May 5, 1994, with I. Friedman Equities, Inc. (incorporated by reference to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

                        10.12 Common Stock Purchase Option, as of April 7, 1998, with the Equity Group, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

                        10.13 Employment Agreement dated as of August 31, 1995 with Stephen Chu as President of STD Holding Limited* (incorporated by reference to Exhibit
                                10.2 to the Registrant's Quarterly Report on
                                Form 10-Q for the quarter ended June 30, 2001)

                        10.14A Securities Purchase Agreement between Recoton Corporation, The Prudential Insurance Company of America and ING (U.S.) Capital LLC dated February 4, 1999 (incorporated by reference to
                                Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.14B Form of warrants issued to The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 and sheet detailing variable information (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.14C Registration Rights Agreement with The Prudential Insurance Company of America and ING (U.S.) Investments Corporation dated February 4, 1999 (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated February 4, 1999)

                        10.14D First Amendment to Securities Purchase Agreement, Guaranty and Registration Rights Agreement, dated as of October 31, 1999, between Recoton Corporation, The Prudential Insurance Company of America and ING (U.S.) Capital LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report of Form 8-K dated October 31, 1999).

                        10.15A Registration Rights Agreement dated as of September 8, 1999 among Recoton Corporation and each of the parties whose signatures are set forth thereto under the heading "LIFO Lenders" (incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.15B Form of 1999 Replacement Common Stock Purchase Warrants dated September 8, 1999 issued to the holders of the Company's Subordinated Notes issued February 4, 1999 to purchase an aggregate of 100,000 shares of common stock (incorporated by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                        10.15C Letter from Recoton Corporation dated September 8, 1999 to the holders of the Company's Subordinated Notes issued February 4, 1999 repricing options expiring on February 4, 2004 (incorporated by reference to Exhibit 7 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.15D Form of Fixed Facility Fee Common Stock Purchase Warrant dated September 8, 1999 issued to the lenders under the Credit Agreement dated as of September 8, 1999 to purchase an aggregate of 75,000 shares of common stock (incorporated by reference to Exhibit 8 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                        10.15E Form of Cancelable Facility Fee Common Stock Purchase Warrant dated September 8, 1999 issued to the lenders under the Credit Agreement dated as of September 8, 1999 to purchase an aggregate of 175,000 shares of common stock (incorporated by reference to Exhibit 9 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                        10.15F Form of Prepayment Common Stock Purchase Warrant to purchase an aggregate of up to 75,000 shares of common stock to be issued to the lenders under the Credit Agreement dated as of September 8, 1999 under certain circumstances (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 8, 1999)

                        10.15G Form of Common Stock Purchase Warrant to purchase an aggregate of up to 20,000 shares of common stock to be issued to the holders of the Company's Subordinated Notes issued February 4, 1999 under certain circumstances (incorporated by reference to Exhibit 11 to the Registrant's Current Report on Form 8-K dated September 8,
                                1999)

                        10.16A Loan Agreement, dated as of October 31, 2001 between Recoton Corporation, InterAct Accessories, Inc., Recoton Audio Corporation, AAMP of Florida, Inc and Recoton Home Audio Corporation as borrowers (the "Borrowers"), and Christie Design Corporation, Recoton International Holdings, Recoton European Holdings, Recoton Japan, Inc. and Recoton Canada, Ltd. as guarantors (the "Guarantors" and, together with the Borrowers, the "Loan Parties"), Heller Financial, Inc. ("Heller") as Administrative Agent, Senior Agent and a Lender, General Electric Capital Corporation as Collateral Agent, Syndication Agent and a Lender and other lenders party thereto (the "Senior Loan Agreement") for a $235 million loan and letter of credit facility (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form 8-K dated October 31,
                                2000).

                        10.16B Credit Agreement, dated as of October 31, 2001, among the Loan Parties, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as Agent (the "Subordinated Loan Agreement") for a $15 million term loan for a $15 million term loan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report of Form 8-K dated October 31, 2000).

                        10.16C Security Agreement, dated as of October 31, 2001, made by Recoton Corporation and certain of its Subsidiaries in favor of Heller, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report of Form 8-K dated October 31, 2000).

                        10.16D Form of Common Stock Purchase Warrants dated October 31, 2001 issued to the holders of Recoton Corporation's Subordinated Notes issued February 4, 1999 to purchase an aggregate of 20,000 shares of common stock (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report of Form 8-K dated October 31,
                                2000).

                        10.16E Form of Common Stock Purchase Warrants dated October 31, 2001 issued to the lenders under the Subordinated Loan Agreement to purchase an aggregate of 5,000 shares of common stock (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report of Form 8-K dated October 31, 2000).

                        10.16F Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement, dated February 7, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

                        10.16G Amendment No. 2 to the Credit Agreement, dated May 10, 2001 (incorporated by reference to
                                Exhibit 10.2 to the Registrant's Quarterly
                                Report on Form 10-Q for the quarter ended March 31, 2001)

                        10.16H Consent and Amendment No. 3 to the Loan Agreement, Amendment No. 2 to the Security Agreement and Amendment No. 1 to the Pledge Agreement with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated July 3, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

                        10.16I First Amendment and Consent to the Credit Agreement with The Chase Manhattan Bank as Administrative Agent to the Lenders, dated July 3, 2001 (incorporated by reference to Exhibit
                                10.2 to the Registrant's Quarterly Report on
                                Form 10-Q for the quarter ended June 30, 2001)

                        10.16J Fourth Amendment to Loan Agreement with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated as of February 26, 2002

                        10.16K Waiver, Consent and Amendment No. 5 to the Loan Agreement, with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated March 29, 2002

         (11)  Statement re computation of per share earnings:
               not applicable

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

         (23)  Consent of experts and counsel: Consent of Deloitte & Touche LLP

         (24)  Power of attorney:  not applicable

         (28) Information from reports furnished to state insurance regulatory authorities: not applicable

         (99)  Additional exhibits:

               99.1 Charter for Audit Committee (incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

          (b)  Reports on Form 8-K:   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RECOTON CORPORATION


                                By: /s/ Robert L. Borchardt
                                    ------------------------------------------
                                    Robert L. Borchardt, Chairman, Chief
                                    Executive Officer and President

                                    Date:  April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Position                            Date

/s/ Robert L. Borchardt                     Chief Executive Officer             April 1, 2002
----------------------------------          (Principal Executive
Robert L. Borchardt                         Officer) and Director

/s/ Arnold Kezsbom                          Chief Financial Officer             April 1, 2002
----------------------------------          (Principal Financial Officer)
Arnold Kezsbom                              and Director

/s/ Tracy Clark                             Chief Accounting Officer            April 1, 2002
----------------------------------          (Principal Accounting Officer)
Tracy Clark

/s/ George Calvi                             Director                           April 1, 2002
----------------------------------
George Calvi

/s/ Paul Feffer                              Director                           April 1, 2002
----------------------------------
Paul Feffer

/s/ Irwin S. Friedman                        Director                           April 1, 2002
----------------------------------
Irwin S. Friedman

/s/ Joseph M. Idy                            Director                           April 1, 2002
----------------------------------
Joseph M. Idy

/s/Jerry Kalov                               Director                           April 1, 2002
----------------------------------
Jerry Kalov

/s/Ann R. Leven                              Director                           April 1, 2002
----------------------------------
Ann R. Leven

/s/ Joseph H. Massot                         Director                           April 1, 2002
----------------------------------
Joseph H. Massot

/s/ Stuart Mont                              Director                           April 1, 2002
----------------------------------
Stuart Mont

/s/ Peter Wish                               Director                           April 1, 2002
----------------------------------
Peter Wish



                                  Exhibit Index

          3.1       Composite Certificate of Incorporation [308379v4]

          10.16J Fourth Amendment to Loan Agreement with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated as of February 26, 2002

          10.16K Waiver, Consent and Amendment No. 5 to the Loan Agreement, with Heller Financial, Inc. as a Lender and Administrative Agent and as Senior Agent and General Electric Capital Corporation, as a Lender and as Collateral Agent and as Syndication Agent, dated March 29, 2002

          21        Subsidiaries of the registrant

          23        Consent of Deloitte & Touche LLP