Form 10-Q
period 2002-03-31
RECOTON CORP
filed 2002-05-15
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

NEW YORK (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer Identification No.)

2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |   |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,303,888 common shares, par value $.20 per share, as of May 13, 2002.

PART I - FINANCIAL INFORMATION

                      RECOTON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  MARCH 31,       December 31,
                                    ASSETS                          2002              2001*
                                    ------                        ---------       ------------

CURRENT ASSETS:                                                  (UNAUDITED)

     Cash and cash equivalents                                    $   4,602         $   6,187
     Accounts receivable (less allowance for doubtful
       accounts of $4,303 in 2002 and $4,545 in 2001)               154,841           175,661
     Inventories                                                    149,148           144,750
     Prepaid expenses and other current assets                       27,318            20,956
                                                                  ---------         ---------

          TOTAL CURRENT ASSETS                                      335,909           347,554

PROPERTY AND EQUIPMENT, NET                                          45,736            45,569
TRADEMARKS AND PATENTS, NET                                           3,983             3,984
GOODWILL, NET                                                        30,485            30,493
DEFERRED INCOME TAXES AND OTHER ASSETS                               29,979            30,234
                                                                  ---------         ---------

          TOTAL ASSETS                                            $ 446,092         $ 457,834
                                                                  =========         =========

                                LIABILITIES
                                -----------

CURRENT LIABILITIES:
     Current portion of long-term debt                            $  18,879         $  13,536
     Accounts payable                                                92,797            72,655
     Accrued expenses                                                17,485            23,418
                                                                  ---------         ---------
          TOTAL CURRENT LIABILITIES                                 129,161           109,609

LONG-TERM DEBT (less current portion above)                         213,039           239,341
OTHER LIABILITIES                                                     2,393             2,390
                                                                  ---------         ---------
               TOTAL LIABILITIES                                    344,593           351,340
                                                                  ---------         ---------

                           SHAREHOLDERS' EQUITY
                           --------------------

PREFERRED SHARES - $1.00 par value each - authorized
  10,000,000 shares; none issued                                         --                --
COMMON SHARES - $.20 par value each - authorized
  40,000,000 shares; issued 13,578,304 shares in
  2002 and 13,556,758 shares in 2001                                  2,715             2,711
ADDITIONAL PAID-IN CAPITAL                                           92,991            92,824
RETAINED EARNINGS                                                    30,122            34,666
DEFERRED COMPENSATION                                                (2,705)           (2,866)
ACCUMULATED OTHER COMPREHENSIVE INCOME                              (14,627)          (13,844)
                                                                  ---------         ---------
               TOTAL                                                108,496           113,491

TREASURY SHARES - 1,272,532 shares, at cost in 2002
  and 2001, respectively.                                            (6,997)           (6,997)
                                                                  ---------         ---------
               TOTAL SHAREHOLDERS' EQUITY                           101,499           106,494
                                                                  ---------         ---------

               TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                             $ 446,092         $ 457,834
                                                                  =========         =========

     * Derived from audited financial statements.

The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------

NET SALES                                              $131,216        $128,227
COST OF SALES                                            91,058          87,463
                                                       --------        --------

GROSS PROFIT                                             40,158          40,764

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             39,434          36,820
                                                       --------        --------

OPERATING INCOME                                            724           3,944

OTHER (INCOME) EXPENSES:
  Interest expense                                        6,453           7,206
  Amortization of financing costs                           809             775
  Investment income                                         (12)            (35)
                                                       --------        --------

LOSS BEFORE INCOME TAXES                                 (6,526)         (4,002)

INCOME TAX BENEFIT                                       (1,985)         (1,200)
                                                       --------        --------

NET LOSS                                               $ (4,541)       $ (2,802)
                                                       ========        ========

BASIC AND DILUTED* LOSS PER SHARE                         $(.37)          $(.24)
                                                       ========        ========

NUMBER OF SHARES USED IN COMPUTING BASIC
  AND DILUTED* PER SHARE AMOUNTS                         12,135          11,756
                                                       ========        ========

DIVIDENDS                                                  NONE            NONE
                                                       ========        ========

* The effect of the assumed exercise of outstanding stock options and warrants for the three months ended March 31, 2002 and March 31, 2001 is antidilutive and therefore is not reflected. The Company had 3,193,725 and 3,435,971 outstanding stock options and warrants as of March 31, 2002 and 2001, respectively.

The attached notes are made a part hereof.

                      RECOTON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (4,541)       $ (2,802)

  Adjustments to reconcile results of operations
  to net cash provided by operating activities:
    Depreciation                                          2,439           1,890
    Amortization of intangibles                           1,010           1,473
    Amortization of debt discount costs                     248             248
    Provision for (recovery of) losses on accounts
      receivable                                           (171)            265
    Deferred income taxes                                   163            (667)
    Change in asset and liability accounts:
      Accounts receivable                                20,272          42,535
      Inventory                                          (4,713)          1,152
      Prepaid expenses and other current assets          (6,988)         (3,748)
      Other assets                                          166              96
      Accounts payable and accrued expenses              14,483         (12,268)
                                                       --------        --------
          TOTAL ADJUSTMENTS                              26,909          30,976

          NET CASH PROVIDED BY OPERATING ACTIVITIES      22,368          28,174

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for trademarks, patents and
  intellectual property                                     (28)            (19)
  Expenditures for property and equipment                (1,577)         (3,868)
                                                       --------        --------

          NET CASH USED FOR INVESTING ACTIVITIES         (1,605)         (3,887)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under revolving credit agreements     $(21,880)       $(28,633)
  Repayment of long-term debt                                 -          (2,375)
  Proceedings from lease financing                            -           5,883
  Payment of lease financing                               (538)              -
  Repayment of long-term bank borrowings                    (19)            (28)
  Payment of debt financing costs                             -             (65)
  Proceeds from exercise of stock options                   163             234
                                                       --------        --------

          NET CASH USED FOR FINANCING ACTIVITIES        (22,274)        (24,984)
                                                       --------        --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH             (74)           (414)
                                                       --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,585)         (1,111)

CASH AND CASH EQUIVALENTS - JANUARY 1                     6,187          10,098
                                                       --------        --------

CASH AND CASH EQUIVALENTS - MARCH 31                   $  4,602        $  8,987
                                                       ========        ========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                        $  5,765        $  8,592
                                                       ========        ========

  Income taxes paid (refunded)                         $   (798)       $  1,385
                                                       ========        ========

Noncash Activities:

In 2002, the Company recorded additional capital lease obligations of $1.1 million related to the acquisition of computer hardware and software.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE A -	The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the consolidated financial statements of the Company at December 31, 2001, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

Certain reclassifications of prior period amounts have been made to conform to current period classifications.

NOTE B -	The financial information reflects all normal recurring adjustments, which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company's sales and earnings have been higher in the second half of each year.

NOTE C -	Inventories are summarized as follows:
                                                 MARCH 31,        December 31,
                                                   2002               2001
                                                 ---------        ------------
          Raw materials and work-in-process      $  16,626          $  18,203
          Finished goods                           110,226            109,366
          Merchandise in-transit                    22,296             17,181
                                                 ---------          ---------

               TOTAL                             $ 149,148          $ 144,750
                                                 =========          =========
NOTE D -	Total comprehensive loss is summarized as follows:
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
          Net loss                                     $ (4,541)       $ (2,802)
          Other comprehensive loss - foreign
           currency transaction adjustments
           (net of income tax effect)                      (783)         (3,418)
                                                       --------        --------
               Total comprehensive loss                $ (5,324)       $ (6,220)
                                                       ========        ========
NOTE E -	The following table presents certain operating segment information for each of the three month periods ended March 31, 2002 and 2001:

                               CONSUMER
                              ELECTRONICS                 VIDEO AND
                              ACCESSORIES      AUDIO    COMPUTER GAME    UNALLOCATED
                                BUSINESS      BUSINESS     BUSINESS       CORPORATE        TOTAL
                              -----------     --------  -------------    -----------       -----
2002:
-----

Net sales:
     External customers         $45,681       $56,059      $29,476         $     -        $131,216
     Intersegment                    52         1,005        7,697               -           8,754

Income (loss) before
  income taxes                    2,039         4,640       (6,376)         (6,829)         (6,526)

2001:
----

Net sales:
     External customers         $47,183       $49,402      $31,642         $     -        $128,227
     Intersegment                    72           888        2,924               -           3,884

Income (loss) before
  income taxes                    4,596         2,138       (3,269)         (7,467)         (4,002)
NOTE F -	New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"), which is a codification of EITF 00-14, 00-22 and 01-09. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products, unless the consideration relates to a separate identifiable benefit and the benefit's fair value can be established. During the three months ended March 31, 2002 the Company adopted the provisions of EITF 01-09. The adoption of this pronouncement did not have a material impact to its financial position or results of operations.

The majority of vendor consideration granted by the Company relates to sales incentives such as promotions, trade ads, volume-based incentives and co-op advertising agreements with the Company's retail customers. Based on the requirements of EITF 01-09, the Company has properly included all sales incentives as a reduction of sales and co-op advertising costs as a component of selling, general and administrative expenses for all periods presented. Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as selling, general and administrative costs were approximately $10.0 million and $9.8 million in 2002 and 2001, respectively.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141:Business Combinations. SFAS 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB also issued SFAS 142: Goodwill and Other Intangible Assets. Among other things, SFAS 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. Intangible assets determined to have a finite life are required to be reviewed for impairment in accordance with SFAS 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life are not amortized and must be reviewed for impairment in accordance with the terms of SFAS 142. The provisions of SFAS 142 became effective for the Company beginning January 1, 2002; however, the initial review for impairment must be completed by June 30, 2002. The Company is in the process of completing that analysis and has not yet determined the full impact to its consolidated financial statements. Net loss and net loss per share would have been approximately $2,256,000 or $.19 per share at March 31, 2001 had SFAS 142 been in effect at that time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements for the Quarters Ended March 31, 2001 and 2002 appearing at pages 3 through 9.

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

General

           Net sales. Net sales consist of sales from our domestic and foreign subsidiaries less returns and allowances, discounts on sales and market expansion expenses. We generate sales through retailers and original equipment manufacturers (OEM).

           Cost of Sales. Cost of sales includes the cost of manufacturing; freight and duty; factory supplies and expenses; and direct and indirect labor.

           Selling, general and administrative expenses. Selling, general and administrative expenses include variable expenses such as certain selling and shipping expenses and fixed expenses such as research and development and office expenses, including payroll and employee benefits (other than for manufacturing), employment taxes, management information systems, marketing, insurance, legal, and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate offices in Lake Mary, Florida and New York, New York.

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

           We operate our business under three segments as follows:

•	Consumer Electronics Accessories. Accessory products sold include TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, AR/Acoustic Research, Recoton, Discwasher, Stinger, Ambico, and RoadGear and, under license, Sprint for telephone accessories. The percentage of our net sales by this segment were approximately 35% for the three months ended March 31, 2002 and 37% for the three months ended March 31, 2001.

•	Audio. This segment primarily sells home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT (Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors and installation accessories. The percentage of our net sales by this segment were approximately 43% for the three months ended March 31, 2002 and 38% for the three months ended March 31, 2001.

•	Video and Computer Game. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, and our popular GameShark, a device which assists game players to improve their play. The percentage of our net sales by this segment were approximately 22% for the three months ended March 31, 2002 and 25% for the three months ended March 31, 2001.

Critical Accounting Policies and Estimates

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

           Market development accruals - We estimate expenses for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental expenses at the time the incentive is offered.

           Long-lived assets - In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

           Deferred tax valuation allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results Of Operations

           The following table presents certain operating segment information for the indicated quarters ended March 31 (further discussed in Note E of the Notes to Condensed Consolidated Financial Statements):

                                  (IN MILLIONS)

                                        Consumer                   Video and
                                        Electronics                Computer
                                        Accessories    Audio       Game
2002                                    Segment*      Segment*     Segment*
----------                              --------      --------     --------
Net sales**......................        $ 45.7        $ 56.0       $ 29.5
Gross profit.....................          16.3          17.7          6.2
Income (loss) before income
  taxes, interest and
  unallocated expenses***........           2.1           4.9         (6.3)

2001
----------
Net sales**......................        $ 47.2        $ 49.4       $ 31.6
Gross profit.....................          17.4          14.1          9.3
Income (loss) before income
  taxes, interest and
  unallocated expenses***........           4.6           2.4         (3.1)
*	Certain prior period amounts have been reclassified to conform to current period classifications.

**	On January 1, 2002 we adopted EITF No. 01-09, which requires the characterization of certain vendor sales incentives such as promotions, trade ads, volume-based incentives, and coupons as reductions of revenue. Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.

***	On January 1, 2002 we adopted new accounting pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, upon adoption of these pronouncements we eliminated Goodwill amortization over its estimated useful life. The initial review for impairment must be completed by June 30, 2002. We are in the process of completing that analysis and have not yet determined its full impact on our consolidated financial statements.

           The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among segments for decision-making purposes.

           Net sales for the quarter ended March 31, 2002 totaled $131.2 million, an increase of $3.0 million or 2.3% from sales for the quarter ended March 31, 2001 of $128.2 million. The increase in sales is primarily attributable to increased sales in the audio segment. In accordance with new accounting requirements starting in 2002, we have reported market expansion expenses as a reduction to sales instead of as an increase in selling expense. Sales by segment were as follows:

•	Net sales for the consumer electronics accessory segment for the quarter ended March 31, 2002 were $45.7 million, a decrease of 3.2% compared to $47.2 million for the quarter ended March 31, 2001. The decreases are primarily due to lower OEM sales as well as increased market development expenses resulting from one-time promotional charges.

•	Net sales for the audio segment for the quarter ended March 31, 2002 were $56.0 million, an increase of 13.4% compared to $49.4 million for the quarter ended March 31, 2001. The increase is predominantly attributable to increased sales of new domestic mobile and home audio products which were introduced in the later half of 2001.

•	Net sales for the video and computer game segment for the quarter ended March 31, 2002 were $29.5 million, a decrease of 6.6%, compared to $31.6 million for the quarter ended March 31, 2001. These decreases are primarily attributable to the transition of platforms in the video game industry and competitive pricing pressures.

           Gross margins for the quarter ended March 31, 2002 decreased to 30.6% from 31.8% for the quarter ended March 31, 2001. Gross margins by segment were as follows:

•	Gross margin for the consumer electronics accessories segment decreased to 35.7% for the quarter ended March 31, 2002 from 36.9% for the quarter ended March 31, 2001. These decreases were mainly due to product mix.

•	Gross margin for the audio segment increased to 31.5% for the quarter ended March 31, 2002 from 28.6% for the quarter ended March 31, 2001. This was mainly due to increased sales of our new product lines, which have higher margins.

•	Gross margin for the video and computer game segment decreased to 20.9% for the quarter ended March 31, 2002 from 29.2% for the quarter ended March 31, 2001. This was primarily due to the general transition of the video game industry, competitive pricing pressures, sell through of older platform inventories, new product development costs and certain manufacturing inefficiencies.

           Selling, general and administrative expenses for the quarter ended March 31, 2002 increased by approximately $2.6 million to $39.4 million or 30.1% of sales from $36.8 million or 28.7% of sales for the quarter ended March 31, 2001. The increase was primarily attributable to increased air-freight expense to satisfy customer orders as well as increased sales expense resulting from higher retailer sales in the accessories segment and the high cost of maintaining third party market leadership in the video and computer game segment.

           Operating income for the quarter ended March 31, 2002 was approximately $0.7 million compared to $3.9 million for the quarter ended March 31, 2001. The operating income decrease was primarily attributable to losses in our video and computer game segment due to the transition of the video game industry, competitive pricing pressures, sell-through of older platform inventories, new product development costs, cost of air freighting goods for product launches, the high cost of maintaining third party market leadership, and certain inefficiencies in our video game manufacturing. We have engaged the services of a financial consultant to advise with respect to current operations with a view to increasing operating income in the video and game segment.

           The following is a discussion, on a segment basis, of income or loss before income taxes, interest and unallocated expenses (which expenses consist primarily of corporate interest and certain amortization of financing costs):

•	Income before income taxes, interest and unallocated expenses for the consumer electronics accessories segment for the quarter ended March 31, 2002 was $2.1 million compared to $4.6 million for the quarter ended March 31, 2001. The first quarter decrease was primarily attributable to decreased sales, one-time promotional charges, product mix, increased air freight expense to satisfy customer orders, and increased sales expense resulting from higher retailer versus OEM sales.

•	Income before income taxes, interest and unallocated expenses for the audio segment for the quarter ended March 31, 2002 was $4.9 million compared to $2.4 million for the quarter ended March 31, 2001. The increase reflects the overall acceptance of our introduction of new products in late 2001.

•	The loss before income taxes, interest and unallocated expenses for the video and computer game segment for the quarter ended March 31, 2002 was $6.3 million compared to $3.1 million for the quarter ended March 31, 2001. The increase in losses for the quarter were attributable to reduced sales, pricing pressures on products associated with older video game platforms, new product development costs, cost of air freighting goods, the high cost of maintaining third party market leadership and certain manufacturing inefficiencies.

           Interest expense decreased by approximately $700,000 to $6.5 million for the quarter ended March 31, 2002 compared to $7.2 million for the quarter ended March 31, 2001. The decrease was attributable to lower interest rates.

           Amortization of financing costs were approximately $800,000 for the quarter ended March 31, 2002 and 2001.

           On a consolidated basis, the loss before income taxes for the quarter ended March 31, 2002 was $6.5 million compared to a loss before income taxes of $4.0 million reported for the quarter ended March 31, 2001.

           In recent years, our income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from our Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China. The income tax credit for the first quarter of 2002 was based on a 30% estimated effective annual income tax rate for 2002. This resulted in a net income tax credit of $2.0 million for the three months ended March 31, 2002. We currently estimate that the balance of our Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The income tax credit for the first quarter of 2001 was based on a 30% estimated effective annual income tax rate for 2001. This resulted in a net income tax credit of $1.2 million for the three months ended March 31, 2001.

           Comprehensive loss is comprised of the net loss and foreign currency translation adjustments. As a result of fluctuations in the value of the U.S. dollar in relation to the Euro and British pound currencies for the quarter ended March 31, 2002 and the fluctuations in value of the U.S. dollar in relation to currencies in Western Europe for the quarter ended March 31, 2001 adjustments, net of income tax effect, were a negative $783,000 for the first quarter 2002 and a negative $3.4 million for the first quarter 2001. Total comprehensive loss for the quarter ended March 31, 2002 was $5.3 million and for the quarter ended March 31, 2001 was $6.2 million.

           In the first quarter of 2002, basic and diluted loss per share was $0.37 based on average outstanding shares of 12,135,000. In the first quarter of 2001, basic and diluted loss per share was $0.24 based on average outstanding shares of 11,756,000.

Impact of Inflation and Changing Prices

           The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations for the quarter ended March 31, 2002 and 2001 was negligible.

Liquidity and Capital Resources

           Sources and Components of Working Capital. At March 31, 2002, we had cash and cash equivalents of $4.6 million compared to $6.2 million at December 31, 2001. At March 31, 2002, we had working capital of $206.7 million as compared to $237.9 million at December 31, 2001. The decrease in working capital primarily resulted from a decrease in trade receivables. The ratio of current assets to current liabilities was 2.60 to 1 at March 31, 2002 and 3.17 to 1 at December 31, 2001. Trade receivables decreased approximately $20.9 million to $154.8 million at March 31, 2002 as compared to approximately $175.7 million at December 31, 2001. The decrease is the result of normal business cycles, where sales have traditionally been higher in the third and fourth quarters of each year. Inventory levels increased by approximately $4.3 million to $149.1 million at March 31, 2002 from $144.8 million at December 31, 2001. Accounts payable and accrued expenses were $110.3 million at March 31, 2002 compared to $96.1 million at December 31, 2001.

           Senior Loan Agreement. Our $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") in October 2000 consists of:

•	a $185 million three year revolving loan and letter of credit facility ($136.7 million outstanding as of March 31, 2002) bearing interest at 2.50% over LIBOR or 0.75% over the prime rate [weighted average rate as of March 31, 2002 was 6.50%] with the amount of borrowing availability dependant upon our eligible receivables and inventory;

•	a three year term loan in the principal amount of $20 million ($17.5 million outstanding as of March 31, 2002) with interest at 2.75% over LIBOR or 1.00% over the prime rate [weighted average rate as of March 31, 2002 was 6.68%] amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•	a two year term loan in the principal amount of $15 million ($5.6 million outstanding as of March 31, 2002) with interest at 5.00% over LIBOR or 3.25 % over the prime rate [weighted average rate as of March 31, 2002 was 9.41%] amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•	a term loan of $15 million ($15.0 million outstanding as of March 31, 2002) with interest at 3.00% over the prime rate [current rate as of March 31, 2002 was 9.75%] to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

           We also have a loan agreement for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the prime rate (the "Subordinated Loan Agreement"). As of March 31, 2002 the loan bore interest of 10.5%.

           Our German subsidiaries have a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR [current rate as of March 31, 2002 was 5.87%] which in part supports a $13 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

           The borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement are secured by substantially all of our assets and the assets of our United States and Canadian subsidiaries, and by 65% of the capital stock of the other first tier foreign subsidiaries pursuant to certain guarantees, security agreements and pledge agreements. The credit facility contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, we are required to comply with specified ratios and tests, including quarterly and trailing twelve months EBITDA (as defined) and minimum consolidated tangible net worth (as defined) and fixed charges coverage.

           In February 1999, we issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) with interest of 16.5% under a Security Purchase Agreement. Under the terms of the agreement, we issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with debt restructuring in September 1999, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004.

           In October 2000 modifications were made to the 1999 Security Purchase Agreement to reflect the subordination of the rights of the holders of notes and the continuation of certain provisions of the September 8, 1999 Master Restructuring Agreement entered into with our then-existing creditors including an increased rate of interest (see discussion below) and a cash payment of $875,000.

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

           Sources of Credit At March 31, 2002. As of March 31, 2002 we had credit facilities aggregating $275 million. The credit facilities include the $235 million facility under the Senior Loan Agreement of which $174.8 million was outstanding as at March 31, 2002. At May 10, 2002, our outstanding borrowings under this credit facility were approximately $171.7 million and approximately $0.4 million was available for borrowing. The outstanding letters of credit under this facility as of March 31, 2002 were $25.1 million, including standby letters of credit aggregating approximately $12.4 million to a foreign bank for the benefit of our Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $2.7 million in letters of credit and $9.1 million in trust receipt loans were outstanding at March 31, 2002. At May 10, 2002, the outstanding letters of credit were $28.4 million. At March 31, 2002 and May 10, 2002, the Deutsche Mark factoring facility supported a $13 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement. As of March 31, 2002 there was no debt outstanding for Germany. (See the discussion above regarding debt refinancing and the discussion below regarding our outstanding notes.) As of March 31, 2002 loans under the $15 million term loan pursuant to the Subordinated Loan Agreement bore interest of 10.5%.

           At December 31, 2001, we were not in compliance with certain financial covenants under the Senior Loan Agreement. The bank lenders subsequently waived our non-compliance with these covenants. In connection with such waiver, the credit facility was amended to reset the covenant thresholds, authorize certain insurance premium financing, add certain additional covenants regarding minimum cumulative EBITDA for our subsidiary InterAct International, Inc., assess minimum excess availability at all times, modify the inventory advance rate limitation (reducing it in steps starting September 30, 2002 from 100% to 85% of orderly liquidation value) and increase interest rates on the revolver and term loan A by 25 basis points. This brought the pricing on the revolver to prime plus 1.00% or LIBOR plus 2.75% and on the term loan A to prime plus 1.25% or LIBOR plus 3.00%. In addition, we paid the lenders an amendment fee of 3/8% of their then outstanding commitment. At March 31, 2002, we were in compliance with the covenants under the Credit Facility. However, there can be no assurance that we will be in compliance with the modified covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation of any such covenants in the future.

           On March 2, 2001 we entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.1 million in computer hardware, software and additional related expenses for the purpose of implementing an Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $8.8 million was outstanding as of March 31, 2002 and May 10, 2002. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the loan.

           Capital Expenditures. We have committed to implement a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. Implementation for most North American operations has been completed. The estimated timeframe for full implementation of the ERP system is currently July 2002 for European (excluding Italy) and January 2003 for most Asian operations. The estimated cost of the project is approximately $19.7 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease agreement). Historically, we have financed capital expenditures with borrowings under our credit facility and cash flow from operations. Other capital expenditures relating to normal business expenditures which will be financed through working capital and our existing credit facility.

           Leases. We have long term lease commitments and obligations at March 31, 2002 expiring at various dates through 2013 aggregating $18.2 million.

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

           Our operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of $783,000 for the three months ended March 31, 2002 and $3.4 million for the three months ended March 31, 2001. The changes in the exchange rates of the Euro and British Pound, which were the principle causes of the foreign translation adjustments in the first quarter of 2002 and the changes in the German and Italian currencies against the American dollar, which were the principle causes of the foreign translation adjustments in the first quarter of 2001, had no material impact on the consolidated results of operations but such adjustments serve to reduce our tangible net worth.

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

Implications to the Company from the Adoption of a European Common Currency

           The countries of the European Union have adopted a single currency, the "Euro." The Euro came into existence on January 1, 2000, and is used for transactions within and between the countries of the Economic and Monetary Union (Austria, Belgium, Finland, France, Germany, Netherlands, Ireland, Italy, Luxembourg, Portugal and Spain). During the three-year transition period following its introduction, countries were allowed to transact business both in the Euro and in their own currencies at fixed exchange rates. On January 1, 2002, the Euro became the only currency in Economic and Monetary Union countries.

           We have extensive operations in certain European countries, including Germany, Italy and the United Kingdom. We also sell to additional countries in Europe. For the three months ended March 31, 2002, approximately 10% of our net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which we have operations adopted the Euro. We have not experienced, and do not anticipate that there will be, any material adverse impact on our accounting systems or our European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. We adopted the Euro for internal systems and reporting as of January 1, 2001.

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

           Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this Quarterly Report, other filings, press releases or other statements by us. Statements in this Quarterly Report, particularly in the "Notes to Consolidated Consolidated Financial Statements" and Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences.

           Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic downturn;

•	receptivity of consumers to new consumer electronics technologies;

•	our ability to introduce new products to meet consumer need, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of our new product introductions;

•	timing of introduction by others of new products for which we sell accessories;

•	pressure for us to reduce prices for older products as newer technologies are introduced;

•	actions taken by our competition, including introduction of new or other competitive products and changes in pricing;

•	number and nature of our customers and their product orders;

•	our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants, or to obtain appropriate waivers or modifications;

•	ability of our suppliers to continue to provide products and services at competitive prices;

•	our ability to maintain appropriate inventory levels, including adequate levels to satisfy seasonal demands without having to utilize expedited shipping arrangements;

•	our ability to fully utilize our facilities or to find alternative uses for under-utilized facilities;

•	factors related to our foreign manufacturing, sourcing and sales (including Chinese and other foreign government regulations, trade and importation concerns and effects of fluctuations in exchange rates);

•	changes in our taxes due to changes in the mix of U.S. and non-U.S. income;

•	our ability to maintain confidential information and obtain and maintain proprietary rights;

•	effects of any pending or threatened litigation;

•	our ability to obtain and maintain key personnel;

•	the operation of our management information and computer systems and those of our customers and vendors, including the process of implementing our new Enterprise Resource Planning System;

•	environmental and other legal regulations; and

•	other risk factors which may be detailed from time to time in our Securities and Exchange Commission filings.

           Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report, which speak only as of the date set forth on the signature page. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of unexpected events.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

           Effective as of the October 2000 refinancing, all of our borrowings bear various rates depending on changes in the LIBOR or prime rates. As of May 10, 2002, we had approximately $186.8 million of principal outstanding which had variable interest rates. Based on the weighted average borrowings outstanding year to date, a 100 basis point change in interest rates would result in an approximate $2.4 million change to our annual interest expense.

           As part of the October 2000 refinancing, our German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25 million) with Heller Germany. We have intercompany loans (exclusive of intercompany receivables and payables for current transactions) made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy which are not denominated in their home country currency. These loans expose us to exchange rate fluctuations. We have not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity because they have no fixed due dates). The outstanding foreign currency loans at March 31, 2002 (expressed in U.S. dollars at current exchange rates) are approximately $35 million.

PART II - OTHER INFORMATION

Item 4. Exhibits and Reports On Form 8-K

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

Dated: May 15, 2002