Form 10-Q
period 2002-06-30
RECOTON CORP
filed 2002-08-19
CIK 82536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________

Commission file number: 0-5860

RECOTON CORPORATION
(Exact name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-1771737 (IRS Employer Identification No.)

2950 Lake Emma Road, Lake Mary, Florida 32746
(Address of principal executive offices, including zip code)

(407) 333-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,295,764 common shares, par value $.20 per share, as of August 6, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                              June 30,         December 31,
                                                                          ---------------      ------------
                                         ASSETS                                  2002                 2001 *
                                         ------                            ----------------   ---------------
                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $    7,163            $  6,187
   Accounts receivable (less allowance for doubtful
       accounts of $3,775 in 2002 and $4,545 in 2001)                           141,010             175,661
   Inventories, net                                                             140,925             144,750
   Prepaid expenses and other current assets                                     18,323              20,956
                                                                             ----------           ---------

                  TOTAL CURRENT ASSETS                                          307,421             347,554

PROPERTY AND EQUIPMENT, NET                                                      45,712              45,569
TRADEMARKS AND PATENTS, NET                                                       4,000               3,984
GOODWILL, NET                                                                    30,536              30,493
DEFERRED INCOME TAXES AND OTHER ASSETS                                            9,032              30,234
                                                                                  -----              ------

                  TOTAL ASSETS                                                 $396,701            $457,834
                                                                               ========            ========

                                       LIABILITIES
                                       -----------

CURRENT LIABILITIES:
   Current portion of long-term debt                                          $ 233,678           $  13,536
   Accounts payable                                                              88,199              72,655
   Accrued expenses                                                              20,185              23,418
                                                                                 ------              ------

                  TOTAL CURRENT LIABILITIES                                     342,062             109,609

LONG-TERM DEBT (less current portion above)                                          --             239,341
OTHER LIABILITIES                                                                 2,431               2,390
                                                                              ---------            --------

                  TOTAL LIABILITIES                                             344,493             351,340
                                                                               --------            --------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

PREFERRED SHARES - $1.00 par value each - authorized
   10,000,000 shares; none issued                                                --                  --
COMMON SHARES - $.20 par value each - authorized
   40,000,000 shares; issued 13,573,530 shares in
   2002 and 13,556,758 shares in 2001                                             2,715               2,711
ADDITIONAL PAID-IN CAPITAL                                                       92,895              92,824
RETAINED EARNINGS (DEFICIT)                                                     (24,424)             34,666
UNEARNED DEFERRED COMPENSATION                                                   (2,455)             (2,866)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                             (9,526)            (13,844)
                                                                            ------------        -----------

                  TOTAL                                                          59,205             113,491

TREASURY SHARES - 1,272,532 shares, at cost in 2002
   and 2001, respectively.                                                       (6,997)             (6,997)
                                                                            ------------             -------

                  TOTAL SHAREHOLDERS' EQUITY                                     52,208             106,494
                                                                               --------            --------
                  TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                                      $396,701            $457,834
                                                                               ========            ========

*Derived from audited financial statements.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                             June 30,
                                                     ------------------------           --------------------------
                                                        2002         2001                   2002           2001
                                                     ----------   -----------           ----------     -----------

NET SALES, INCLUDING $1,271 IN RESTRUCTURING
    AND OTHER CHARGES IN 2002                         $124,227     $122,855              $255,443       $251,082
COST OF SALES, INCLUDING $12,840
    IN ADDITIONAL VALUATION
    ADJUSTMENTS IN 2002                                 98,470       83,350               189,528        170,812
                                                      --------    ---------             ---------     ----------

GROSS PROFIT                                            25,757       39,505                65,915         80,270

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES, INCLUDING
   $6,537 IN RESTRUCTURING AND
   OTHER CHARGES IN 2002                                44,837       35,929                84,271         72,750
                                                      --------    ---------             ---------     ----------

OPERATING INCOME (LOSS)                                (19,080)       3,576               (18,356)         7,520

OTHER (INCOME) EXPENSES:
   Interest expense                                      5,351        6,770                11,804         13,976
   Amortization of financing costs                         867          774                 1,676          1,549
   Investment income                                       (15)         (37)                  (27)           (72)
                                                      --------    ---------             ---------     ----------

LOSS BEFORE INCOME TAXES                               (25,283)      (3,931)              (31,809)        (7,933)

INCOME TAX PROVISION (BENEFIT)                          29,266       (1,180)               27,281         (2,380)
                                                      --------    ---------             ---------     ----------
NET LOSS                                              $(54,549)   $  (2,751)             $(59,090)     $  (5,553)
                                                      ========    =========             =========     ==========

BASIC AND DILUTED* LOSS PER SHARE:                      $(4.49)       $(.23)               $(4.87)         $(.47)
                                                      ========    =========             =========     ==========

NUMBER OF SHARES USED IN COMPUTING
BASIC AND DILUTED*PER SHARE AMOUNTS:                    12,138       11,883                12,137         11,820
                                                      ========    =========             =========     ==========

DIVIDENDS                                                 NONE         NONE                  NONE           NONE
                                                          ====         ====                  ====           ====
*The effect of the assumed exercise of outstanding stock options and warrants for the three and six months ended June 30, 2002 and June 30, 2001 is antidilutive and therefore is not reflected. The Company had 3,354,464 and 3,163,919 outstanding stock options and warrants as of June 30, 2002 and 2001, respectively.

The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                      -----------------------
                                                                                         2002         2001
                                                                                      ----------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $ (59,090)   $ (5,553)
                                                                                     -----------   --------

   Adjustments to reconcile result of operations
   to net cash provided by operating activities:
      Depreciation                                                                        4,817       3,953
      Amortization of intangibles                                                         2,056       2,878
      Amortization of debt discount costs                                                   496         496
      Provision for losses on accounts receivable                                           120         526
      Provision for Inventory                                                            12,840           -
      Deferred income taxes                                                              31,340        (763)
      Change in asset and liability accounts:
         Accounts receivable                                                             38,070      39,270
         Inventory                                                                       (6,861)      8,329
         Prepaid expenses and other assets                                               (9,468)     (3,836)
         Accounts payable and accrued expenses                                           11,238     (18,454)
         Other noncurrent liabilities                                                        22      (1,279)
                                                                                         ------      -------

             TOTAL ADJUSTMENTS                                                           84,670      31,120
                                                                                         --------  ----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   25,580      25,567
                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for trademarks, patents and
      intellectual property                                                                 (63)        (31)
   Expenditures for property and equipment                                               (3,637)     (8,638)
                                                                                       ----------  -----------

             NET CASH USED FOR INVESTING ACTIVITIES                                      (3,700)     (8,669)
                                                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving credit agreements                                     (16,665)    (23,371)
   Repayment of long-term debt                                                                -      (4,750)
   Proceeds from lease financing                                                              -       5,883
   Payment of lease financing                                                            (1,854)       (357)
   Repayment of long-term bank borrowings                                                (2,406)        (58)
   Payment of debt financing costs                                                         (363)       (430)
   Proceeds from exercise of stock options                                                  163       1,613
                                                                                      ----------       -----

           NET CASH USED FOR FINANCING ACTIVITIES                                       (21,125)    (21,470)
                                                                                       ----------  ----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
   ON CASH                                                                                  221        (397)
                                                                                        ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        976      (4,969)

CASH AND CASH EQUIVALENTS - JANUARY 1                                                     6,187      10,098
                                                                                         -------    ---------

CASH AND CASH EQUIVALENTS - JUNE 30                                                     $ 7,163     $ 5,129
                                                                                           =====      =======

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                        $11,284    $ 15,325
                                                                                         =======     ========

   Income taxes paid                                                                    $(1,506)   $    807
                                                                                       ===========  =========

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

The attached notes are made a part hereto

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE A -	Basis of Presentation

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

The financial information reflects all normal recurring adjustments, which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year. Historically, the Company’s sales and earnings have been higher in the second half of each year.

Note B -	Management Plans and Liquidity Concerns

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the continuation of trading activities as well as the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s recent losses and highly leveraged position raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2002, the Company was in violation of financial covenants under the Senior Loan Agreement, the Subordinated Loan Agreement and the Securities Purchase Agreement for the 1999 Notes (those relating to tangible net worth, minimum EBITDA, fixed charge coverage and required minimum availability) and subsequent to that date the Company failed to make the payments required due to overadvances resulting from the imposition of greater reserve requirements by the lenders, failed to pay interest on the Senior Subordinated Notes due August 4, 2002 as to which the grace period expires on August 19, 2002, and failed to provide in a timely manner certain quarterly financial information. These violations permit the lenders to cause the senior debt to become due prior to its maturity date of October 31 2003, the debt under the Subordinated Loan Agreement to become due prior to its maturity date of October 31, 2003 and the debt under the 1999 Securities Purchase Agreement to become due prior to its maturity date of February 4, 2004. As a result of the accelerated maturity, the Company has classified all of its outstanding indebtedness at June 30, 2002 as current.

We have requested waivers and loan agreement amendments from our senior lenders as well as agreements from our subordinated lenders to agree to voluntarily defer the receipt of payments through January 31, 2003. As of August 19, 2002 we have not been able to reach agreement with those lenders on terms. We are still in conversations with our senior lenders, who have indicated a willingness to negotiate and enter into a forbearance agreement pursuant to which they would agree to not exercise their rights as secured lenders upon certain negotiated conditions, and we are optimistic that we will be able to enter into such a forbearance agreement.

The Senior Lenders also issued a blocking notice to prevent the payment of interest due to the subordinated bank lenders under the Subordinated Loan Agreement and the Securities Purchase Agreement for the 1999 Notes until at least 179 days from the date of that notice or until any defaults are cured or waived. The Company failed to make a required interest payment due on August 4, 2002 for approximately $1.4 million at the expiration of the 15-day grace period for such payment on August 19, 2002. The blocking notice will also prohibit the November 4, 2002 interest payment due to the subordinated bank lenders for approximately $1.4 million, as well as monthly interest payments due to the holders of the subordinated debt for approximately $135,000 at the end of each month during the pendancy of the blockage.

The Company is continuing its on-going discussions with its lenders in an effort to reach an agreement on a consensual restructuring of its capital structure. If the Company is unable to reach an accommodation with its lenders, it will be necessary for the Company to refinance or repay its debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company’s liquidity and financial condition and could result in the Company’s inability to operate as a going concern.

To assist in the Company’s liquidity and operating performance, the Company has substantially completed the restructuring of its video game segment, which has produced significant losses over the past 2-3 years (see Note I – Restructuring and Other Charges). The restructure should reduce the impact that the large operating losses have had on the overall operating results, and on the cash flow of the Company. The Company has also retained the services of Jefferies & Company, Inc., an investment-banking firm, to assist in the sale of certain assets that the Company considers non-strategic to its business plan going forward. These asset sales would allow the Company to reduce debt and improve liquidity. However, if the Company’s plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company would need to obtain greater amounts of additional financing, and there can be no assurance that additional sources of capital or financing would be available to the Company on terms acceptable to the Company.

NOTE C –	Revenue is recognized when products are shipped. The Company offers its customers rights of return and stock rotation rights. Due to these rights, the Company, continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification it receives of pending returns. While such returns have historically been within the Company’s expectations, and provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant decrease in product demand experienced by the Company’s distributor customers and the resulting credit returns could have a material adverse impact on its operating results for the period or periods in which such returns materialize.

NOTE D -	Inventories, net of reserves recorded of $20,514 and $5,568 at June 30, 2002 and 2001, respectively, are summarized as follows:

                                                       June 30,           December 31,
                                                       --------           ------------
                                                         2002                2001
                                                     -----------         ------------
    Raw materials and work in process                  $ 11,011          $  18,203
    Finished goods                                      108,368            109,366
    Merchandise in-transit                               21,546             17,181
                                                         ------            -------
       Total                                           $140,925           $144,750
                                                        =======           ========
NOTE E -	Total comprehensive loss is summarized as follows:

                                             Three Months Ended              Six Months Ended
                                                  June 30,                       June 30,
                                         ---------------------------     -----------------------
                                             2002          2001              2002      2001
                                         -----------  ----------          --------- -----------

     Net loss                              $(54,549)     $(2,751)          $(59,090)   $(5,553)
     Other comprehensive
       loss - foreign currency
       transaction adjustments
       (net of income tax effect)            (5,101)        (200)            (4,318)    (3,618)
                                            --------       -----             ------  ----------
        Total comprehensive loss           $(59,650)     $(2,951)          $(63,408)   $(9,171)
                                           =========     =======           ========    =======
NOTE F -	The following table presents certain operating segment information for each of the six and three month periods ended June 30, 2002 and June 30, 2001:

                               Consumer                           Video and
                              Electronics                         Computer
                              Accessories          Audio            Game         Unallocated
                               Business           Business        Business        Corporate         Total
                               --------           --------        ---------       ---------         -----

 Six Months Ended
 ----------------
     June 30, 2002:
     -------------
   Net sales:
      External customers       $93,464            $115,290         $46,689       $     --         $255,443

   Income (loss) before
      income taxes               7,265               6,963         (33,384)       (12,653)         (31,809)

 Six Months Ended
 ----------------
     June 30, 2001:
     -------------

   Net sales:
      External customers       $96,124             $99,287         $55,671       $    --          $251,082

   Income (loss) before
      income taxes              12,206               4,903         (10,412)       (14,630)          (7,933)

 Three Months Ended
 ------------------
       June 30, 2002:
       -------------

   Net sales:
      External customers       $47,783             $59,230         $17,214       $    --           124,227

   Income (loss) before          5,226               2,321         (27,007)        (5,823)         (25,283)
      income taxes

 Three Months Ended
 ------------------
       June 30, 2001:
       -------------

   Net sales:
      External customers       $48,941             $49,885         $24,029       $    --          $122,855
   Income (loss) before
      income taxes               7,323               2,443          (6,535)        (7,162)          (3,931)
NOTE G -	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The guidance in SFAS No. 141 supercedes APB Opinion No. 16, “Business Combinations”. Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

During the second quarter of 2002, the Company completed the first step of the two-step transitional goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of each of the Company’s reporting units, as that term is defined by SFAS No. 142, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. As a result of completing step one, the Company identified that all goodwill recorded was impaired under the fair value impairment test approach required by SFAS No. 142. The Company expects to complete step two of the impairment test during the third quarter of 2002. In accordance with SFAS No. 142, any goodwill impairment loss measured during the completion of step two of the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle as of January 1, 2002. Therefore, as needed, previously reported first quarter and cumulative year-to-date results will be restated once step two is completed.

The following income statement information is presented as if the Company stopped amortizing goodwill as of January 1, 1999:

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                          --------              ---------------
                                                                     2002         2001          2002         2001
                                                                  ----------   ----------    ----------   -------
Net loss............................................              $(54,549)    $(2,751)      $(59,090)    $(5,553)

Goodwill and trademark amortization, net of tax.....                     -         550              -       1,140
                                                                  ---------    ---------     ---------    --------

Pro forma net loss..................................              $(54,549)     $(2,201)     $(59,090)    $(4,413)
                                                                  =========     ========     =========    ========

Pro forma basic and diluted net loss per share........            $  (4.49)     $  (.19)     $  (4.87)    $  (.37)
                                                                  ===========   ==========   ===========  =========

                                                                             Year Ended December 31,

                                                                      1999                2000        2001
                                                                   ----------          -------      ------
Net loss                                                           $(28,030)           $(4,836)     $(7,556)

Goodwill and trademark amortization, net of tax                       2,348              2,343        2,234
                                                                   ----------          ---------    ---------

Pro forma net loss                                                 $(25,682)           $(2,493)     $(5,322)
                                                                    =========          ========     ========

Pro forma basic and diluted net loss per share                     $  (2.19)         $    (.21)     $  (.44)
                                                                    ============       ==========   ==========

The following table shows the net carrying value of goodwill and trademarks as of June 30, 2002, for the Company's segments:

                                                                                                 Video and
                                                  Consumer Electronics                            Computer
                                                     Accessories                                    Game
                                  Total               Business              Audio Business        Business
                                  -----               --------                --------            --------
Goodwill                         $ 30,536              $6,701                 $16,270              $7,565
                                 ========              ======                 =======              ======
Trademarks                       $  3,823              $    -                 $ 3,823              $    -
                                 =========             ======                 =======

As of June 30, 2002, the Company had the following intangible assets:

                                                Amount         Amortization
                                                ------         ------------
Amortizable intangible assets:
------------------------------

Patents                                         $1,878           $(1,701)
                                                ======           ========

Aggregate Amortization Expense:
-------------------------------
For the six months ended June 30, 2002                               $49
                                                                     ===

Estimated Amortization Expense:
-------------------------------
For the year ended December 31, 2002                                $100
                                                                    ====
For the year ended December 31, 2003                                $100
                                                                    ====
For the year ended December 31, 2004                                $100
                                                                    ====
NOTE H -	Income Taxes

The income tax credit for the first three months of 2002 was based on a 30% estimated effective annual income tax rate for 2002. In the second quarter, management established a valuation allowance for all of the deferred tax assets based upon uncertainties with respect to the Company's ability to generate further taxable income. This resulted in a tax expense for the quarter ended June 30, 2002.

NOTE I -	Restructuring and Other Charges

In connection with the restructuring plan to align the Company’s Video and Computer Gaming Business with the prevailing economic environment, the Company recorded restructuring/other charges of approximatey $20.6 million during the second quarter of 2002. The plan includes eliminating the manufacturing of certain products in the Company’s Hong Kong and China manufacturing facilities and purchasing certain products from low cost suppliers, primarily in China. In addition, the Company revamped, and in some cases, replaced the video game segment senior management team, resulting in senior Recoton executives assuming operating responsibility for this segment. Furthermore, the Company eliminated unprofitable and marginal product lines.

The provisions relate to costs associated with inventory write downs applicable to products and product lines being reduced or eliminated, the costs of severance and other employee benefits related to the termination of approximately 800 employees, as well as the disposal and write-down of tangible assets associated with the closure of certain manufacturing plants. Furthermore, the Company accrued additional concessions to customers on products previously purchased. As of June 30, 2002, the balance of the accrued restructuring/impairment charge recorded in 2002 consisted of the following:

                                                 Employee
                                               severance and
                                               other benefit   Revaluation of    Inventory      Customer
                                    Total      related costs   tangible assets   Provision     Concession
                                    -----      -------------   ---------------   ---------     ----------

Balance at April 1, 2002           $ 0.0         $ 0.0             $ 0.0           $ 0.0         $ 0.0

Restructuring charges, net          20.6           1.8               4.7            12.8           1.3

Cash payments                       (1.3)         (0.5)             (0.8)            0.0           0.0

Non-cash charges                   (13.7)          (.9) (a)          0.0           (12.8)          0.0

Balance at June 30, 2002           $ 5.6          $0.4             $ 3.9            $0.0          $1.3
                                   =====          ====             =====            ====          ====

(a) The non-cash charge associated with the severance related to the forgiveness of receivables associated with a contractual bonus program that required certain management to reimburse the Company for losses incurred.

NOTE J -	Effect of New Accounting Standards Not Yet Adopted

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4 and SFAS No. 64 which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

NOTE K -	New Accounting Pronouncements Adopted

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”), which is a codification of EITF 00-14, 00-22 and 01-09. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products, unless the consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. During the three months ended March 31, 2002 the Company adopted the provisions of EITF 01-09. The adoption of this pronouncement did not have a material impact to its financial position or results of operations.

The majority of vendor consideration granted by the Company relates to sales incentives such as promotions, trade ads, volume-based incentives and co-op advertising agreements with the Company’s retail customers. Based on the requirements of EITF 01-09, the Company has properly included all sales incentives as a reduction of sales and co-op advertising costs as a component of selling, general and administrative expenses for all periods presented. Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as selling, general and administrative costs were approximately $21.5 million and $19.6 million in 2002 and 2001, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements for the Quarters and Six Months Ended June 30, 2001 and 2002 appearing at pages 2 through 10.

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

           Segments. We classify our operations into three principal segments. Each segment's earnings before corporate interest and income taxes are reported to our chief operating decision-makers. General corporate expenses other than certain interest costs and certain amortization of financing costs have been allocated to each segment on the basis used for internal management decision-making purposes. We operate our business under three segments as follows:

•	Consumer Electronics Accessories. Accessory products sold include TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, AR/Acoustic Research, Recoton, Discwasher, Stinger, Ambico, and RoadGear and, under license, Sprint for telephone accessories. The percentage of our net sales by this segment were approximately 37% for the six months ended June 30, 2002 and 38% for the six months ended June 30, 2001.

•	Audio. This segment primarily sells home and mobile audio and video products. Products for the home, sold under the Jensen, Advent, AR/Acoustic Research and NHT (Now Hear This) brand names and under the Magnat and Heco brand names in Europe, include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names and Magnat and MacAudio brand names in Europe, include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors, Sirius satellite radio players and installation accessories. The percentage of our net sales by this segment were approximately 45% for the six months ended June 30, 2002 and 40% for the six months ended June 30, 2001.

•	Video and Computer Game. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, and our popular GameShark, a device that assists game players to improve their play. The percentage of our net sales by this segment were approximately 18% for the six months ended June 30, 2002 and 22% for the six months ended June 30, 2001.

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

           Revenue recognition and sales returns and allowances - Revenue is recognized when products are shipped. We offer customers rights of return and stock rotation rights. Due to these return rights, we continuously monitor and track product returns and we record a provision for the estimated future amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant decrease in product demand experienced by our distributor customers and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

           Long-lived assets, except indefinite life intangibles - In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

           Goodwill and Trademarks - Goodwill is continually reviewed for impairment. Trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of goodwill and trademarks would be impaired if the best estimate of future undiscounted cash flows over their remaining amortization period is less than their carrying value. If an asset is impaired, the loss is measured using estimated fair value. Factors that may impact the valuation of goodwill and trademarks include, among other things, the level of brand support and consumer demand.

           During the second quarter of 2002, the Company completed the first step of the two-step transitional goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of each of the Company's reporting units, as that term is defined by SFAS No. 142, with the reporting unit's carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. As a result of completing step one, the Company identified that all goodwill recorded was impaired under the fair value impairment test approach required by SFAS No. 142. The Company expects to complete step two of the impairment test during the third quarter of 2002. In accordance with SFAS No. 142, any goodwill impairment loss measured during the completion of step two of the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle as of January 1, 2002. Therefore, as needed, previously reported first quarter and cumulative year-to-date results will be restated once step two is completed.

           Other intangible assets consist of our trade names acquired through business combinations, which have indefinite useful lives.

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

Results Of Operations

          In the second quarter, the Company substantially completed the restructuring of its video game business segment, which has resulted in restructuring charges and other related charges of approximately $20.6 million. These charges include approximately $1.8 million relating primarily to employee severance payments, $12.8 million of inventory write-downs applicable to product lines which, based on market conditions and decisions made in the second quarter of 2002, are being reduced or eliminated and approximately $6.0 million of other charges applicable to the value of assets to be sold, valuation allowance against certain receivables and the cost of developing the plan. In the restructuring of our video game business segment, we have downsized our Asian operations and significantly reduced staff levels in both Asia and the United States. Furthermore, in conjunction with our restructuring plan, we have revamped, and in some cases replaced, the senior management team in our video game business segment, resulting in senior Recoton executives assuming operating responsibilities for this business.

          The following table presents certain operating segment information for the indicated quarters ended June 30 (further discussed in Note G of the Notes to Condensed Consolidated Financial Statements):

                                                   (IN MILLIONS)

                                                     Consumer                     Video and
                                                     Electronics                  Computer
                                                     Accessories       Audio        Game
2002                                                   Segment        Segment      Segment****
------------------                                    --------       --------      -----------
Net sales**..............                             $ 47.8          $ 59.2        $ 17.2
Gross profit...............                             19.5            16.8         (10.5)
Income (loss) before income
   taxes, interest and
   unallocated expenses***........                       5.3             2.6         (26.9)

2001*
-----
Net sales**............                               $ 49.0          $ 49.9         $ 24.0
Gross profit...............                             19.5            15.0            5.0
Income (loss) before income
    taxes, interest and
    unallocated expenses***.......                       7.4             2.6           (6.4)

          The following table presents certain operating segment information for the six months ended June 30 (further discussed in Note G of the Notes to Condensed Consolidated Financial Statements):

                                                   (IN MILLIONS)

                                                     Consumer                     Video and
                                                     Electronics                  Computer
                                                     Accessories       Audio        Game
2002                                                   Segment        Segment      Segment****
------------------                                    --------       --------      -----------
Net sales**..............                              $ 93.4        $ 115.3        $ 46.7
Gross profit...............                              35.8           34.4          (4.3)
Income (loss) before income
   taxes, interest and
   unallocated expenses***........                        7.4            7.4         (33.2)

2001*
-----
Net sales**............                                $ 96.1         $ 99.3         $ 55.7
Gross profit...............                              37.4           29.3           13.6
Income (loss) before income
    taxes, interest and
    unallocated expenses***.......                       12.3            5.3          (10.1)
*	Certain prior period amounts have been reclassified to conform to current period classifications.

**	On January 1, 2002 we adopted EITF No. 01-09, which requires the characterization of certain vendor sales incentives such as promotions, trade ads, volume-based incentives and coupons as reductions of revenue. Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.

***	On January 1, 2002 we adopted new accounting pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, upon adoption of these pronouncements we eliminated goodwill amortization over its estimated useful life. The initial review for impairment was completed by the June 30, 2002 deadline. We are in the process of completing this analysis and, while we believe that impairment exists in the videogame segment, we have not determined its full impact on our consolidated financial statements.

****	Includes restructuring and other related charges of approximately $1.3 million against net sales, $12.8 million in inventory write-downs, and $6.5 million in selling, general and administrative charges in conjunction with the restructuring.

          The financial results of the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among segments for decision-making purposes.

          Net sales for the quarter ended June 30, 2002 totaled $124.2 million ($125.5 million before restructuring and other related charges), an increase of $1.3 million or 1.1% from sales for the quarter ended June 30, 2001 of $122.9 million. The increase in sales is primarily attributable to increased sales in the audio segment. Net sales for the six months ended June 30, 2002 totaled $255.4 million ($256.7 million before restructuring and other related charges), an increase of $4.3 million or 1.7% from sales for the six months ended June 30, 2001 of $251.1 million. In accordance with new accounting requirements starting in 2002, we have reported vendor sales incentives as a reduction to sales instead of as an increase in selling expense. Sales by segment were as follows:

•	Net sales for the consumer electronics accessory segment for the quarter ended June 30, 2002 were $47.8 million, a decrease of 2.4% compared to $49.0 million for the quarter ended June 30, 2001. Net sales for the six months ended June 30, 2002 totaled $93.4 million, a decrease of $2.7 million or 2.8% from sales for the six months ended June 30, 2001 of $96.1 million. These decreases were primarily attributable to a combination of decreased OEM sales and lower sales of our European accessory operations.

•	Net sales for the audio segment for the quarter ended June 30, 2002 were $59.2 million, an increase of 18.6% compared to $49.9 million for the quarter ended June 30, 2001. Net sales for the six months ended June 30, 2002 totaled $115.3 million, an increase of $16.0 million or 16.1% from sales for the six months ended June 30, 2001 of $99.3 million. The increase is predominantly attributable to increased sales of new domestic mobile and home audio products including satellite radio players introduced in the later part of 2001.

•	Net sales for the video and computer game segment for the quarter ended June 30, 2002 were $17.2 million ($18.5 million before restructuring and other related charges), a decrease of 28.3%, compared to $24.0 million for the quarter ended June 30, 2001. Net sales for the six months ended June 30, 2002 totaled $46.7 million ($48.0 million before restructuring and other related charges), a decrease of $9.0 million or 16.2% from sales of $55.7 million for the six months ended June 30, 2001. These decreases are primarily attributable to our decision to minimize sales of certain lower margin products, lower sales of products for Nintendo Advanced GameBoy and GameBoy, decrease in sales of old video platforms and lower-than-expected sales of products for Nintendo GameCube and Microsoft Xbox due to first party manufacturer marketshare gains.

           Gross margins for the quarter ended June 30, 2002, which were adversely impacted by inventory write-downs of $12.8 million, decreased to 20.7% (31.8% before restructuring and other related charges) from 32.2% for the quarter ended June 30, 2001. Gross margins for the six months ended June 30, 2002 decreased to 25.8% (31.2% before restructuring and other related charges) from 32.0% for the six months ended June 30, 2001. Gross margins by segment were as follows:

•	Gross margin for the consumer electronics accessories segment increased to 40.7% for the quarter ended June 30, 2002 from 39.9% for the quarter ended June 30, 2001. These increases were mainly due to product mix. Gross margins for the six months ended June 30, 2002 decreased to 38.3% from 38.9% for the six months ended June 30, 2001.

•	Gross margin for the audio segment decreased to 28.3% for the quarter ended June 30, 2002 from 30.0% for the quarter ended June 30, 2001. These decreases were mainly due to product mix. Gross margins for the six months ended June 30, 2002 increased to 29.9% from 29.5% for the six months ended June 30, 2001.

•	Gross margin for the video and computer game segment, which was adversely impacted by inventory write-downs of $12.8 million, decreased to a negative 60.9% (Gross margin was 19.6% before restructuring and other related charges) for the quarter ended June 30, 2002 from 20.8% for the quarter ended June 30, 2001. Gross margins for the six months ended June 30, 2002 decreased to a negative 9.3% (20.4% before restructuring and other related charges) from 24.5% for the six months ended June 30, 2001. Setting aside the write-downs the decreases were primarily due to the general transition of the video game industry, competitive pricing pressures and certain manufacturing inefficiencies.

           Selling, general and administrative expenses for the quarter ended June 30, 2002 increased by approximately $8.9 million to $44.8 million or 36.1% of sales from $35.9 million or 29.2% of sales for the quarter ended June 30, 2001. For the six months ended June 30, 2002, selling, general and administrative expenses increased by approximately $11.5 million to $84.3 million or 33.0% of sales from $72.8 million or 29.0% of sales for the six months ended June 30, 2001. The increase relates to $6.5 million of charges incurred for severance and other employee benefits related to the termination of approximately 800 employees, as well as the disposal and write-down of tangible assets associated with the closure of certain manufacturing plants. The additional increases were primarily attributable to increased sales expense resulting from higher sales to our retailers and the high cost of maintaining third party market leadership in the video and computer game segment.

           Operating loss for the quarter ended June 30, 2002 was approximately $19.1 million (operating income would have been $1.6 million before restructuring and other charges) compared to operating income of $3.6 million for the quarter ended June 30, 2001. Operating loss for the six months ended June 30, 2002 was $18.4 million (operating income would have been $2.3 million before restructuring and other charges) compared to operating income of $7.5 million for the six months ended June 30, 2001. The operating income decrease was primarily attributable to losses in our video and computer game segment due to the transition of platforms in the video game industry, competitive pricing pressures, cost of air freighting goods for product launches, the high cost of maintaining third party market leadership, and certain inefficiencies in our video game manufacturing.

          We have engaged the services of a financial consultant to advise with respect to current operations and how to most efficiently generate positive cash flows with a view to increasing operating income in the video and game segment or assisting us with a plan to reduce it to a level where profitability is more assured. We have also retained the services of Jefferies & Company, Inc. to assist in the sale of certain assets that we consider non-strategic to our business plan going forward.

          The following is a discussion, on a segment basis, of income or loss before income taxes, interest and unallocated expenses (which expenses consist primarily of corporate interest and certain amortization of financing costs):

•	Income before income taxes, interest and unallocated expenses for the consumer electronics accessories segment for the quarter ended June 30, 2002 was $5.3 million compared to $7.4 million for the quarter ended June 30, 2001 and for the six months ended June 30, 2002 was $7.4 million compared to $12.3 million for the six months ended June 30, 2001. The decrease was primarily attributable to decreased sales as well as increased losses at our European operations and higher operating expenses.

•	Income before income taxes, interest and unallocated expenses for the audio segment was $2.6 million for the quarters ended June 30, 2002 and June 30, 2001, due primarily to product mix and seasonal inventory transition. For the six months ended June 30, 2002 it was $7.4 million compared to $5.3 million for the six months ended June 30, 2001. The increase reflects the overall acceptance of our introduction of new products in late 2001.

•	Loss before income taxes, interest and unallocated expenses for the video and computer game segment for the quarter ended June 30, 2002 was $26.9 million ($6.3 million before restructuring and other related charges) compared to $6.4 million for the quarter ended June 30, 2001 and for the six months ended June 30, 2002 was $33.2 million ($12.5 million before restructuring and other related charges) compared to $10.1 million for the six months ended June 30, 2001.

           Interest expense decreased by approximately $1.4 million to $5.4 million for the quarter ended June 30, 2002 compared to $6.8 million for the quarter ended June 30, 2001. Interest expense decreased by approximately $2.2 million to $11.8 million for the six months ended June 30, 2002 compared to $14.0 million for the six months ended June 30, 2001. The decreases were attributable to lower interest rates.

           Amortization of financing costs was approximately $0.9 million for the quarter ended June 30, 2002 and $0.8 million for the quarter ended June 30, 2001. Amortization of financing costs was approximately $1.7 million for the six months ended June 30, 2002 compared to $1.5 million for the six months ended June 30, 2001.

          On a consolidated basis, the loss before income taxes for the quarter ended June 30, 2002 was $25.3 million (a loss of $4.7 million before restructuring and other related charges) compared to a loss before income taxes of $3.9 million reported for the quarter ended June 30, 2001 and the loss before income taxes for the six months ended June 30, 2002 was $31.8 million (a loss of $11.2 million before restructuring and other related charges) compared to a loss before income taxes of $7.9 million for the six month ended June 30, 2001.

          In recent years, our income taxes and effective consolidated income tax rate have been materially affected by changes in the proportion of domestic and foreign earnings. While earnings from operations in North America and Western Europe are primarily taxed at or above United States income tax rates, earnings from our Asian operations are taxed at a current maximum rate of 16.0%. However, the actual tax rate from Asian operations is dependent upon the proportion of earnings from mainland China. The income tax credit for the first three months of 2002 was based on a 30% estimated effective annual income tax rate for 2002. In the second quarter, management established a valuation allowance for all of the deferred tax assets based upon uncertainties with respect to the Company's ability to generate further taxable income. We currently estimate that the balance of our Asian retained earnings will remain indefinitely invested. Such estimate is subject to future revision based upon such factors as the results of domestic operations, ability to borrow or otherwise obtain funds to finance operations, market conditions in the consumer electronics industry and general economic conditions in the United States and in Asia. The income tax credit for the first six months of 2001 was based on a 30% estimated effective annual income tax rate for 2001. This resulted in a net income tax credit of $2.4 million for the six months ended June 30, 2001.

           Comprehensive loss is comprised of the net loss and foreign currency translation adjustments. As a result of fluctuations in the value of the U.S. dollar in relation to the Euro and British pound currencies for the six months ended June 30, 2002 foreign currency adjustments, net of income tax effects, were a negative $4.3 million for the six months ended June 30, 2002 and a negative $3.6 million for six months ended June 30, 2001. Total comprehensive loss for the six months ended June 30, 2002 was $63.4 million and for the six month ended June 30, 2001 was $9.2 million. Total comprehensive loss for the quarter ended June 30, 2002 was $59.7 million and for the quarter ended June 30, 2001 was $3.0 million.

          In the second quarter of 2002, basic and diluted loss per share was $4.49 based on average outstanding shares of 12,138,000. In the second quarter of 2001, basic and diluted loss per share was $0.23 based on average outstanding shares of 11,883,000. For the six months ended June 30, 2002, basic and diluted loss per share was $4.87 based on average outstanding shares of 12,137,000. For the six month ended June 30, 2001, basic and diluted loss per share was $0.47 based on average outstanding shares of 11,820,000.

Impact of Inflation and Changing Prices

          The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations for the quarter and six months ended June 30, 2002 and 2001 was negligible.

Liquidity and Capital Resources

           Sources and Components of Working Capital. At June 30, 2002, we had cash and cash equivalents of $7.2 million compared to $6.2 million at December 31, 2001. At June 30, 2002, we had working capital of negative $34.6 million as compared to $237.9 million at December 31, 2001. The ratio of current assets to current liabilities was .90 to 1 at June 30, 2002 and 3.17 to 1 at December 31, 2001. The decrease in working capital was primarily due to our long-term debt being reclassified as a current liability as a result of our existing default under outstanding loan agreements. Trade receivables decreased approximately $34.7 million to $141.0 million at June 30, 2002 as compared to approximately $175.7 million at December 31, 2001. The decrease is the result of normal business cycles, where sales have traditionally been higher in the third and fourth quarters of each year. Inventory levels decreased by approximately $3.9 million to $140.9 million ($153.7 million before inventory write-downs) at June 30, 2002 from $144.8 million at December 31, 2001. Accounts payable and accrued expenses were $108.4 million at June 30, 2002 compared to $96.1 million at December 31, 2001. The increase is primarily attributable to increased inventories.

           Senior Loan Agreement. Our $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement") in October 2000 consists of:

•	a $185 million three year revolving loan and letter of credit facility ($141.9 million outstanding as of June 30, 2002) bearing interest at 2.75% over LIBOR or 1.00% over the prime rate [weighted average rate as of June 30, 2002 was 4.81%] prior to our current default and 3.00% over the prime rate since the default with the amount of borrowing availability dependant upon our eligible receivables and inventory;

•	a three year term loan in the principal amount of $20 million ($17.0 million outstanding as of June 30, 2002) with interest at 3.00% over LIBOR or 1.25% over the prime rate [weighted average rate as of June 30, 2002 was 4.96% prior to our current default and 3.25% over the prime rate since the default amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•	a two year term loan in the principal amount of $15 million ($3.8 million outstanding as of June 30, 2002) with interest at 5.00% over LIBOR or 3.25% [5.50% since June 30, 2002] over the prime rate [weighted average rate as of June 30, 2002 was 7.71% and 8.34% currently] prior to our current default and 5.25% over the prime rate since the default amortized over two years with eight equal quarterly principal repayments of $1.875 million each; and

•	a term loan of $15 million ($15.0 million outstanding as of June 30, 2002) with interest at 3.00% over the prime rate [the rate as of June 30, 2002 was 7.75%] prior to our current default and 5.0% over the prime rate since the default to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

          See the discussion below regarding our current default status and the impact that it has on the term of our outstanding loans.

          We also have a loan agreement for a $15 million three-year term loan subordinated to the senior loan, with interest at 5.75% over the prime rate (the "Subordinated Loan Agreement"). As of June 30, 2002, and currently, the loan bore interest of 10.5%.

          Our German subsidiaries have a 50 million Deutsche Mark factoring facility (up to approximately $25.0 million) with interest at 2.5% over European LIBOR [current rate as of June 30, 2002 was 5.99%] which in part supports a $16 million letter of credit issued in favor of Heller as security for the loans under the Senior Loan Agreement.

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

          In February 1999, we issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) with interest of 16.5% under a Securities Purchase Agreement. Under the terms of the agreement, we issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share which expire on February 4, 2004. In connection with debt restructuring in September 1999, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004.

          In October 2000 modifications were made to the 1999 Securities Purchase Agreement to reflect the subordination of the rights of the holders of notes and the continuation of certain provisions of the September 8, 1999 Master Restructuring Agreement entered into with our then-existing creditors including an increased rate of interest (see discussion below) and a cash payment of $875,000.

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

           Sources of Credit at June 30, 2002. As of June 30, 2002 we had credit facilities aggregating $275 million. The credit facilities include the $235 million facility under the Senior Loan Agreement of which $177.6 million was outstanding as at June 30, 2002. At August 9, 2002, our outstanding borrowings under this credit facility were approximately $172.4 million and approximately $1.6 million was available for borrowing. The outstanding letters of credit under this facility as of June 30, 2002 were $21.6 million, including standby letters of credit aggregating approximately $7.0 million to a foreign bank for the benefit of our Hong Kong subsidiary primarily for import facilities and discounting of customer drafts, of which $0.6 million in letters of credit and $6.4 million in trust receipt loans were outstanding at June 30, 2002. At August 9, 2002, the outstanding letters of credit were $19.2 million. At June 30, 2002 and August 9, 2002, the Deutsche Mark factoring facility supported a $16 million letter of credit issued in favor of Heller as security for the loans in the United States under the Senior Loan Agreement. As of June 30, 2002 there was no debt outstanding for Germany. (See the discussion above regarding debt refinancing and the discussion below regarding our outstanding notes.)

          At December 31, 2001, we were not in compliance with certain financial covenants under the Senior Loan Agreement. The bank lenders subsequently waived our non-compliance with these covenants. In connection with such waiver, the credit facility was amended to reset the covenant thresholds, authorize certain insurance premium financing, add certain additional covenants regarding minimum cumulative EBITDA for our subsidiary InterAct International, Inc., assess minimum excess availability at all times, modify the inventory advance rate limitation (reducing it in steps starting September 30, 2002 from 100% to 85% of orderly liquidation value) and increase interest rates on the revolver and term loan A by 25 basis points. This brought the pricing on the revolver to prime plus 1.00% or LIBOR plus 2.75% and on the term loan A to prime plus 1.25% or LIBOR plus 3.00%. In addition, we paid the lenders an amendment fee of 3/8% of their then outstanding commitment. At June 30, 2002, we were not in compliance with the financial covenants under the Credit Facility, the Subordinated Loan Agreement and the Securities Purchase Agreement for the 1999 Notes and subsequent to that date we failed to make the payments required due to overadvances resulting from the imposition of greater reserve requirements by the lenders, failed to pay interest on the Senior Subordinated Notes due August 4, 2002 as to which the grace period expires on August 19, 2002, and failed to provide in a timely manner certain quarterly financial information.

           We requested waivers and loan agreement amendments from our senior lenders as well as agreements from our subordinated lenders to agree to voluntarily defer the receipt of payments through January 31, 2003. As of August 19, 2002 we have not been able to reach agreement with those lenders on terms. Accordingly, the lenders under these facilities have the right to declare an event of default and to accelerate the payment of their notes. The lenders under the Senior Loan Agreement issued a blocking notice, prohibiting the holders of subordinated debt from receiving any interest or principal payment from us until at least 179 days from the date of that notice or until any defaults are cured or waived. We are still in conversations with our senior lenders, who have indicated a willingness to negotiate and enter into a forbearance agreement pursuant to which they would agree to not exercise their rights as secured lenders upon certain negotiated conditions and we are optimistic that we will be able to enter into such a forbearance agreement.

           Because of our current situation, all of our indebtedness to the senior and subordinated lenders has been characterized as short term on our current balance sheet at this time. Even if we obtain waivers or forbearance from our lenders, there can be no assurance that we will be able to modify covenants applicable to future periods or to be in compliance with existing or modified covenants in the future or that the lenders will waive, amend or forbear any of the covenants should we be in violation of any such covenants in the future. If we are unable to reach an accommodation with its lenders, it will be necessary for us to refinance or repay our debt. We cannot assure that we will be able to accomplish such a transaction on terms acceptable to us. Failure to do so would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern.

          On March 2, 2001 we entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.1 million in computer hardware, software and additional related expenses for the purpose of implementing an Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $7.5 million was outstanding as of June 30, 2002 and August 9, 2002. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the loan.

           Capital Expenditures. We have committed to implement a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. Implementation for most North American and Europe (excluding Italy) operations has been completed. The estimated timeframe for full implementation of the ERP system is currently January 2003 for most Asian operations. Currently, there are no plans to implement the ERP system in Italy. The estimated cost of the project is approximately $19.7 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease agreement). Historically, we have financed capital expenditures with borrowings under our credit facility and cash flow from operations. Other capital expenditures relating to normal business expenditures which will be financed through working capital and our existing credit facility.

           Leases. We have long term lease commitments and obligations at June 30, 2002 expiring at various dates through 2013 aggregating $18.8 million.

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

          Our operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was reduced by a foreign currency translation adjustment of $4.3 million for the six months ended June 30, 2002 and $3.6 million for the six months ended June 30, 2001. The changes in the exchange rates of the Euro and Canadian dollar, which were the principle causes of the foreign translation adjustments in the first six months of 2002, and the changes in the Euro and British pound currencies against the American dollar, which were the principle causes of the foreign translation adjustments in the first six months of 2001, had no material impact on the consolidated results of operations but such adjustments serve to reduce our tangible net worth.

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

          We have extensive operations in certain European countries, including Germany, Italy and the United Kingdom. We also sell to additional countries in Europe. For the six months ended June 30, 2002, approximately 11% of our net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which we have operations adopted the Euro. We have not experienced, and do not anticipate that there will be, any material adverse impact on our accounting systems or our European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. We adopted the Euro for internal systems and reporting as of January 1, 2001.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 may require the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

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

           Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this Quarterly Report, other filings, press releases or other statements by us. Statements in this Quarterly Report, particularly in the "Notes to Condensed Consolidated Financial Statements" and Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences.

           Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic downturn;

•	receptivity of consumers to new consumer electronics technologies;

•	our ability to introduce new products to meet consumer need, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of our new product introductions;

•	timing of introduction by others of new products for which we sell accessories;

•	ability of first party manufacturers to manufacture and supply accessories for their products at competitive prices;

•	pressure for us to reduce prices for older products as newer technologies are introduced;

•	actions taken by our competition, including introduction of new or other competitive products and changes in pricing;

•	number and nature of our customers and their product orders;

•	our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants, or to obtain appropriate waivers or modifications;

•	our ability to maintain appropriate inventory levels, including adequate levels to satisfy seasonal demands without having to utilize expedited shipping arrangements;

•	our ability to fully utilize our facilities or to find alternative uses for, or to dispose of, under-utilized facilities;

•	factors related to our foreign manufacturing, sourcing and sales (including Chinese and other foreign government regulations, trade and importation concerns and effects of fluctuations in exchange rates);

•	changes in our taxes due to changes in the mix of U.S. and non-U.S. income;

•	our ability to maintain confidential information and obtain and maintain proprietary rights;

•	effects of any pending or threatened litigation;

•	our ability to obtain and maintain key personnel;

•	the operation of our management information and computer systems and those of our customers and vendors, including the process of implementing our new Enterprise Resource Planning System;

•	environmental and other legal regulations; and

•	other risk factors which may be detailed from time to time in our Securities and Exchange Commission filings.

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

           Effective as of the October 2000 refinancing, all of our borrowings bear various rates depending on changes in the LIBOR or prime rates. As of August 9, 2002, we had approximately $187.4 million of principal outstanding at variable interest rates. Based on the weighted average borrowings outstanding year to date, a 100 basis point change in interest rates would result in an approximate $2.4 million change to our annual interest expense.

          As part of the October 2000 refinancing, our German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25 million) with Heller Germany. We have intercompany loans (exclusive of intercompany receivables and payables for current transactions) made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy which are not denominated in their home country currency. These loans expose us to exchange rate fluctuations. We have not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity because they have no fixed due dates). The outstanding foreign currency loans at June 30, 2002 (expressed in U.S. dollars at current exchange rates) are approximately $40.5 million.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

          a. JVW Enterprises, Inc. v. InterAct Accessories, Inc. JVW Enterprises, Inc. filed a complaint in the Southern District of Indiana, Indianapolis Division on September 1, 1999 alleging that three lines of steering wheel accessories sold by InterAct Accessories, Inc. infringed U.S. Patent 4,494,754. The case was moved on InterAct's motion to the U.S. District Court for the District of Maryland, Northern District. The InterAct steering wheel accessories are made so they can be used on a surface or held underneath a video game player's legs. The invention patented by the plaintiff is a joy stick holder that is stabilized by the player's lower body weight. The case has been divided into infringement and, if necessary, damage portions. The infringement trial was concluded on July 3, 2002, but the court's ruling has not yet been issued. If the court finds that one or more of the product lines in dispute infringed the patent, then damages would be assessed based on a reasonable royalty, which could be trebled if the court found the violation to be willful.

          b. Mateel Environmental Justice Foundation v. Sprint Communications, et. al. InterAct Accessories, Inc. and four other named defendants (including Sprint Communications, Koss Corporation and Conair Corporation) and "Does 1 through 100" were sued in June 2000 in the Superior Court of California for the County of San Francisco. Mateel alleged that adequate warnings with regard to potential exposure to lead had not been issued in accordance with California Health and Safety Code Section 25249.6 (sometimes called Proposition 65) for products containing electrical or data cords coated with polyvinyl chloride. The case was settled in 2002 for an amount less than $25,000 for each of the over 90 defendants who jointed in the settlement.

Item 2.	Changes in Securities and Use of Proceeds

           Pursuant to a June 24, 2002 agreement with Jefferies & Company, Inc., which was engaged as our financial advisor, we agreed to issue to Jefferies warrants to purchase 50,000 shares of our common stock at $2.65 per share on June 24 and to issue an additional 50,000 warrants to Jefferies at the same price upon Jefferies' submission of its first formal report. Such warrants are exercisable for a period of five years after issuance. Such warrants are issued in consideration of services performed and to be performed by Jefferies. The issuance of such warrants, and any shares upon exercise of such warrants, is exempt from registration as a transaction not involving a public offering under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

          We are in default of the payment of principal under our $235 million facility syndicated by Heller Financial, Inc. and General Electric Capital Corporation (the "Senior Loan Agreement"). Such default exists because of our inability to repay overadvances totaling $13.5 million under the revolving credit portion of the facility, which overadvances arose due to the imposition of certain reserve requirements. We have also failed to make payment of a $1.4 million interest installment due on August 4, 2002 to the holders of $35 million in senior subordinated notes due February 4, 2004 (the "1999 Notes"), as to which the contractual grace period expires on August 19, 2002.

          In addition, we are in default of certain financial covenants in the Senior Loan Agreement, as well as similar covenants in the loan agreement for the $15 million three-year term loan subordinated to the senior loan (the "Subordinated Loan Agreement") and the Securities Purchase Agreement for the 1999 Notes (the "1999 Securities Purchase Agreement").

          For more information regarding this matter, see "Liquidity and Capital Resources" under the Management's Discussion and Analysis portion of this report.

Item 4.	Submissions of Matters to a Vote of Security Holders

          Our annual shareholders meeting was held on June 12, 2002. Each of the four candidates for the position of director (Robert L. Borchardt, George Calvi, Paul E. Feffer and Stuart Mont) were elected. The directors whose terms of office continued after the meeting were Irwin Friedman, Joseph Idy, Jerry Kalov, Arnold Kezsbom, Ann R. Leven, Joseph H. Massot and Peter Wish.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

1.	Director election:

Robert L. Borchardt

For: 10,307,589 Withhold Authority: 1,462,217

George Calvi

For: 10,848,883 Withhold Authority: 920,823

Paul E. Feffer;

For: 10,838,342 Withhold Authority: 931,464

Stuart Mont

For: 10,313,094 Withhold Authority: 1,456,712

2.	Ratification of the appointment of Deloitte & Touche, LLP as Independent Auditors for the Fiscal Year Ending December 31, 2002:

For: 11,691,436 Against: 56,963 Abstain: 21,407 Nonvote: 535,211

Item 5.	Other Matters

           Consistent with the restructuring of our video game segment as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operation, there have been several recent personnel changes. Stephen Chu, the former President of STD Holding Limited, resigned effective as of July 31, 2002 and William To has become the Managing Director of STD Holding as of July 1, 2002. Todd Hays, the President of InterAct Accessories, Inc., is no longer active with InterAct. We are in the process of negotiating the terms of his departure based on his existing employment agreement.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: none

(b)	Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECOTON CORPORATION

/s/ ROBERT L. BORCHARDT
Robert L. Borchardt, President and Chief
Executive Officer

/s/ ARNOLD KEZSBOM
Arnold Kezsbom, Executive Vice President-
Finance, Treasurer and Chief Financial
Officer

Dated: August 19, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of Recoton Corporation, hereby certifies that the Recoton Corporation's Form 10-Q for the Quarter Ended June 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Recoton Corporation.

Dated: August 19, 2002

/s/ ROBERT L. BORCHARDT
Robert L. Borchardt, Chief Executive Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of Recoton Corporation hereby certifies that Recoton Corporation's Form 10-Q for the Quarter Ended June 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Recoton Corporation.

Dated: August 19, 2002

/s/ ARNOLD KEZSBOM
Arnold Kezsbom, Chief Financial Officer