Form 10-Q
period 2002-09-30
RECOTON CORP
filed 2002-11-18
CIK 82536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

        |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,549,490 common shares, par value $.20 per share, as of November 8, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(Unaudited)

                                                    September 30,    December 31,
                                                    -------------    ------------
                                                         2002             2001
                                                    -------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                    2,292        $  4,132
  Accounts receivable (less allowance for
    doubtful accounts of $1,253 in 2002 and
    $2,065 in 2001)                                      60,923          85,354
  Inventories, net                                       60,530          70,903
  Prepaid expenses and other current asset               28,049          16,469
  Assets from discontinued operations                   105,116         197,873
                                                       --------        --------
               TOTAL CURRENT ASSETS                     256,910         374,731

PROPERTY AND EQUIPMENT, NET                              36,969          37,900
TRADEMARKS AND PATENTS, NET                               3,872           3,892
GOODWILL                                                 12,851          12,815
DEFERRED INCOME TAXES AND OTHER ASSETS                   18,564          28,496
                                                       --------        --------

TOTAL ASSETS                                           $329,166        $457,834
                                                       ========        ========

                                   LIABILITIES
                                   -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                    $ 22,061        $ 13,536
  Accounts payable                                       66,365          65,432
  Accrued expenses                                       13,554          17,459
  Liabilities from discontinued operations               14,147          13,284
                                                       --------        --------
               TOTAL CURRENT LIABILITIES                116,127         109,711

LONG-TERM DEBT (less current portion above)             188,999         239,341
OTHER LIABILITIES                                         2,371           2,288
                                                       --------        --------

TOTAL LIABILITIES                                       307,497         351,340

                              SHAREHOLDERS' EQUITY
                              --------------------
PREFERRED SHARES - $1.00 par value each -
  authorized 10,000,000 shares; none issued                  --              --
COMMON SHARES - $.20 par value each - authorized
  40,000,000 shares; issued 13,566,235 shares in
  2002 and 13,556,758 shares in 2001                      2,713           2,711
ADDITIONAL PAID-IN CAPITAL                               94,240          92,824
RETAINED EARNINGS (DEFICIT)                             (57,647)         34,666
UNEARNED DEFERRED COMPENSATION                           (2,104)         (2,866)
ACCUMULATED OTHER COMPREHENSIVE LOSS                     (9,994)        (13,844)
                                                       --------        --------
               TOTAL                                     27,208         113,491

TREASURY SHARES - 1,007,532 shares, at cost in
   2002 and 1,272,532 shares, at cost in 2001.           (5,539)         (6,997)
                                                       --------        --------

TOTAL SHAREHOLDERS' EQUITY                               21,669         106,494
                                                       --------        --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $329,166        $457,834
                                                       ========        ========

                   The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Three Months Ended           Nine Months Ended
                                        September 30,                September 30,
                                   -----------------------      -----------------------
                                      2002         2001            2002         2001
                                   ----------   ----------      ----------   ----------

NET SALES*                         $   74,844   $   73,721      $  241,594   $  228,600
COST OF SALES                          51,941       48,053         166,199      153,780
                                   ----------   ----------      ----------   ----------

GROSS PROFIT                           22,903       25,668          75,395       74,820

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              22,050       18,554          65,430       56,069
                                   ----------   ----------      ----------   ----------

OPERATING INCOME                          853        7,114           9,965       18,751

OTHER (INCOME) EXPENSES:
  Interest expense                      5,866        5,927          16,975       19,137
  Amortization of financing costs       1,082          854           2,758        2,403
  Investment income (loss)                  8          (38)              5          (56)
                                   ----------   ----------      ----------   ----------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
CUMULATIVE ACCOUNTING CHANGE           (6,103)         371          (9,773)      (2,733)

INCOME TAX BENEFIT                     13,215        1,300             806        3,397
                                   ----------   ----------      ----------   ----------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                              7,112        1,671          (8,967)         664

LOSS FROM DISCONTINUED
OPERATIONS, NET OF TAXES*             (32,741)      (1,312)        (75,752)      (5,858)

CUMULATIVE EFFECT OF CHANGE IN**
ACCOUNTING PRINCIPLE, NET OF TAXES          0            0          (7,594)           0
                                   ----------   ----------      ----------   ----------

NET INCOME (LOSS)                    $(25,629)         359         (92,313)      (5,194)
                                   ==========   ==========      ==========   ==========

  BASIC AND DILUTED EARNINGS
  PER SHARE
    Income (Loss) from continuing
     operations                    $      .58          .14            (.74)         .06
    Loss from discontinued
     operations                         (2.67)        (.11)          (6.23)        (.50)
    Cumulative effect of change
     in accounting principle             (.00)         .00            (.62)         .00
                                   ----------   ----------      ----------   ----------

    Net Income (loss)              $    (2.09)         .03           (7.59)        (.44)
                                   ==========   ==========      ==========   ==========

Number of shares used in computing
  per share amounts:

  Basic                                12,234       12,081          12,170       11,908
  Diluted***                           12,234       12,972          12,170       11,908

DIVIDENDS                                NONE         NONE            NONE         NONE
                                         ====         ====            ====         ====

* In the third quarter of 2002 the Company's video and computer game operations, foreign audio operations in Germany, Italy and Japan, UK accessories operation and AAMP of America, Inc., a domestic car audio accessories operation, qualified for discontinued operations presentation in accordance with the adoption of SFAS
No. 144. The discontinued operations were separately presented for all reported periods.

** Reflects the transitional provisions of SFAS No. 142 "Goodwill and Other
Intangible Assets" (adopted January 1, 2002), which resulted in a $7,600 write down (net of $600 tax benefit) of impaired goodwill to fair value. In addition, effective January 1, 2002, goodwill and indefinite-lived intangible assets are no longer amortized but are subjected to impairment testing on a periodic basis.

*** The effect of the assumed exercise of outstanding stock options and warrants for the three months ended September 30, 2002 and the nine months ended
September 30, 2002 and 2001, respectively, is antidilutive and therefore is not reflected in the diluted loss per share. The amounts not reflected are 253 and
164 for the three months ended September 30, 2002 and nine months ended
September 30, 2002, respectively and 741 for the nine months ended September 30,
2001.

                   The attached notes are made a part hereof.

RECOTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (92,313)  $   (5,194)
  Cumulative effect of change in accounting principle, net of tax      7,594            -
  Loss from discontinued operations, net of tax                       75,752        5,858

  Adjustments to reconcile result of operations to net cash
   provided by operating activities:
    Depreciation                                                       4,555        3,385
    Amortization of intangibles                                        3,256        3,674
    Amortization of debt discount costs                                  742          745
    Provision for losses on accounts receivable                         (127)         293
    Deferred income taxes                                              3,907       (1,388)
    Change in asset and liability accounts:
      Accounts receivable                                             24,626       11,651
      Inventory                                                       10,368       (5,129)
      Prepaid and refundable income taxes                             (9,755)       2,150
      Prepaid expenses and other current assets                       (3,848)       1,213
      Other assets                                                       119          431
      Accounts payable and accrued expenses                           (3,212)      (3,847)
      Other non current liabilities                                    7,124       (1,784)
                                                                  ----------   ----------

          TOTAL ADJUSTMENTS                                           37,755       11,394
                                                                  ----------   ----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                   28,788       12,058

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for trademarks, patents and
    intellectual property                                                (40)         (13)
  Expenditures for property and equipment                             (2,570)     (11,878)
                                                                  ----------   ----------

          NET CASH USED FOR INVESTING ACTIVITIES                      (2,610)     (11,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under revolving credit agreements                   (33,268)     (22,986)
  Repayment of long-term debt                                              -       (7,125)
  Proceeds from lease financing                                            -        7,026
  Payment of lease financing                                          (2,843)        (988)
  Repayment of long-term bank borrowings                              (5,265)           -
  Payment of debt financing costs                                     (1,694)        (659)
  Proceeds from exercise of stock options                                166        2,426
                                                                  ----------   ----------

          NET CASH USED FOR FINANCING ACTIVITIES                     (42,904)     (22,306)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          330         (162)

CASH FLOW FROM DISCONTINUED OPERATIONS                                14,556       18,209
                                                                  ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,840)      (4,092)

CASH AND CASH EQUIVALENTS - JANUARY 1                                  4,132        6,951
                                                                  ----------   ----------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                              $2,292       $2,859
                                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                      $15,442      $21,416
                                                                  ==========   ==========
  Income taxes paid                                                    $(993)      $1,099
                                                                  ==========   ==========

Noncash activities:

     In 2002, the Company recorded additional capital lease obligations of $1,100 related to the acquisition of computer hardware and software.

     In 2001, the Company recorded capital lease obligations of $1,500 related to the acquisition of computer hardware and software.

     In connection with the exercise of incentive stock options in 2001, 140,468 shares of common stock were issued in exchange for 32,346 shares of previously issued common stock with a market value of $482.

                   The attached notes are made a part hereto

RECOTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(all dollars in thousands, except per share data)

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

Certain reclassifications of prior period amounts have been made to conform to current period classifications. In accordance with the adoption of Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the operations from discontinued operations were separately presented for all reporting periods. (See Note D - Discontinued Operations.)

Along with significant adjustments recorded in connection with the presentation of discontinued operations, the financial information reflects all normal recurring adjustments, which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

Note B - Management Plans and Liquidity Concerns

Management projects that the Company will require additional cash and working capital to fund planned continuing operations. Management is of the opinion that sufficient cash will be generated from profits of continuing operations, sale of discontinued operations and sources of external financing. However, there can be no assurance that such funds will be available when required to meet the Company's liabilities and commitments as they become due. The ability of the Company to continue and realize the carrying value of its assets is dependent on the successful sale of the discontinued operations (see Note D), reduction of the operating costs of its continuing operations and the ability to pay down the Company's level of debt. The consolidated financial statements relating to the continuing operations do not include any adjustments relating to recoverability or classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Adjustments have been made in these financial statements relating to the recoverability of recorded assets and liabilities relating to discontinued operations for which a loss on the sale is anticipated and probable. Such losses, based on estimated fair value less cost of sale, have been recorded based in part on negotiations with third party potential buyers.

At June 30, 2002, the Company was in violation of financial covenants under the senior loan agreement, the subordinated loan agreement and the securities purchase agreement for the 1999 notes. The Company failed to (i) make payments required due to overadvances resulting from the imposition of greater reserve requirements by the lenders, (ii) pay interest on the Senior Subordinated Notes, and (iii) provide in a timely manner certain quarterly financial information.

On August 28, 2002, the Company entered into certain amendments and waiver agreements with its existing senior lenders, subordinated lenders and subordinated note holders which waived the default of financial covenants arising June 30, 2002 and anticipated defaults arising September 30, 2002 and waived the default of failure to pay the interest on the senior subordinated notes. In addition, the senior loan agreement was amended to allow the Company to borrow up to its existing overadvance position, to change various definitions and terms surrounding the borrowing base, to increase interest rates and to require the Company to sell certain assets by scheduled dates and to apply portions of the sales proceeds to existing debt. Amendments were also made to the Company's financial covenants and timing of required financial reports. A financial committee of the Board of Directors was established to oversee financial affairs, and the Company was required to continue to engage the services of an independent financial advisor. In consideration for the waivers and amendments, the Company paid fees, repriced warrants and issued stock to its lenders. (See Note C - Lender Agreements.)

To assist in the Company's liquidity and operating performance, the Company substantially restructured its video game segment, which has produced significant losses over the past 2-3 years, and retained the services of Jefferies & Company, Inc., an investment-banking firm, to assist in the sale of the gaming segment and certain other assets that the Company considers non-strategic to its business plan going forward. Management believes that the sale of these assets will allow the Company to reduce debt and improve liquidity. The assets held for sale have been reported as discontinued operations under SFAS 144 (see Note D - Discontinued Operations).

NOTE C - Lender Agreements

On August 28, 2002, the Company entered into certain amendments and waiver agreements with its existing senior lenders, subordinated lenders and subordinated noteholders. Such agreements were effective as of August 19, 2002. The details of such amendments and waivers are as follows:

•	The following transactions occurred regarding the October 31, 2000 senior loan agreement with lenders led by General Electric Capital Corporation:

•	The following defaults were waived:

•	Covenant defaults arising with respect to its financial results for the quarter ended June 30, 2002;

•	Financial covenant defaults anticipated to arise with respect to its financial results for the quarter ended September 30, 2002; and

•	Cross defaults arising from its failure to pay the interest installment due to the holders of its subordinated notes on August 4, 2002.

•	The senior loan agreement was amended to:

•	Allow the Company to borrow up to $13,500 in excess of amounts otherwise available under the borrowing limits under the agreement, subject to a reduction in such amounts on a scheduled basis so that such overadvance is fully repaid by January 31, 2003;

•	Change the definition of Borrowing Base which will effectively reduce the borrowing base in increments;

•	Reduce the aggregate commitment under the revolving loan facility in steps from $185,000 to $150,000 by September 16, 2002;

•	Increase the interest rate due under the revolving credit facility from 1% over base rate to 3.25% over base rate since June 30, 2002, under Term Loan A from 1.25% to 3.5% over base rate and under Term Loan B from 3.25% to 5.5% over base rate (interest under Term Loan C remains at 3% over base rate) and increase the letter of credit fees from 2% to 4% per annum;

•	Require the Company to undertake certain asset sales (and steps preliminary to such asset sales) by scheduled dates and to apply specified portions of the sales proceeds to loan repayments;

•	Amend the consolidated tangible net worth, minimum EBITDA, fixed charge coverage and minimum InterAct EBITDA covenants to facilitate our future compliance;

•	Require the Company to pledge all of the stock of our first-tier foreign subsidiaries if so requested by the Administrative Agent;

•	Require the Company to establish a committee of the Board composed of independent directors with exclusive authority to oversee its financial affairs;

•	Increase the percentage of requisite lenders required to consent to most amendments of the loan agreement from the holders of 51% to the holders of 66.66% of the outstanding loans (the remaining amendments require 100% approval);

•	Require the Company to provide certain budgets, financial reports and business plans at stated times; and

•	Require the Company to engage the services of an independent financial advisor.

•	The senior lenders required the Company to obtain agreements from the holders of the subordinated notes and the lenders under the subordinated credit agreement to agree to not require any financial payments under such agreements, including the interest installments due under the subordinated notes on August 4, 2002 and November 4, 2002 and the interest installments due under the subordinated loan agreement on the first of September, October, November and December 2002 and January and February 2003, and to not otherwise assert any rights until February 4, 2003.

•	The Company paid the senior lenders a fee of 1% of the outstanding term loans A and B and the revolving loan commitments.

•	The following transactions occurred regarding the Company's October 31, 2000 $15,000 subordinated loan agreement with lenders led by JPMorgan Chase:

•	Cross defaults were waived.

•	The subordinated loan agreement was amended to defer interest installments due on the first of the month for the period through February 2003 until February 4, 2003 and such lenders agreed to the senior lender's standstill requirements.

•	The interest rate due on the notes was increased from prime plus 5.75% to 14% (and the rate applicable in the case of nonpayment was increased from prime plus 7.75% to 16%).

•	The Company agreed to pay a fee of $500 on February 4, 2003 (which amount would be reduced to $300 if there is no default on February 4, 2003 and it has paid interest at 14% on the deferred interest payments).

•	The covenants under the subordinated loan agreement were amended to conform to the covenants under the senior loan agreement.

•	The Company agreed to provide the subordinated lenders with certain financial information.

•	The Company repriced the existing warrants issued to the subordinated lenders to purchase an aggregate of 254,406 shares to $0.01 per share (such shares to be issued from our treasury) and extended the term of such warrants by two years.

•	The following transactions occurred regarding the Company's $35,000 subordinated notes pursuant to the February 4, 1999 securities purchase agreement with The Prudential Insurance Company of America and ING Capital LLC (formerly known as ING (U.S.) Capital LLC):

•	Prudential and ING agreed to waive the default arising out of the nonpayment of the interest installment due on August 4, 2002 and to amend the securities purchase agreement to defer such interest installment and the interest installment otherwise due on November 4, 2002 to February 4, 2003 and they agreed to the senior lenders' standstill requirements.

•	The interest rate due on the notes was increased from 16.5% to 18.5%, which amount shall increase on the first business day of each fiscal quarter by an additional 0.5% per annum, with the deferred interest payments bearing interest at an additional 2.0% per annum (with the additional interest being payable by issuing additional notes).

•	The Company agreed to pay a cash fee of 1% of the unpaid principal balance of the notes on February 4, 2003.

•	The covenants under the securities purchase agreement were amended to conform to the covenants under the senior loan agreement.

•	The Company issued to Prudential and ING from its treasury an aggregate of 265,000 shares of its common stock and agreed to amend the existing registration rights agreement to give the purchasers an additional limited demand registration for the purpose of registering these newly issued shares for resale.

•	The Company repriced existing warrants issued to Prudential and ING to purchase an aggregate of 430,000 shares to $2.04 per share and extended the term of such warrants by two years.

•	The Company issued new warrants to Prudential and ING to purchase an aggregate of 1,085,883 shares at $2.04 per share for five years, which warrants are cancelable if the Company repays the full amount of the notes due to Prudential and ING by September 30, 2003.

Since August 28, 2002 the Company has entered into eight separate amendments of the senior loan agreement. The net effect of such amendments is as follows:

•	One principal installment of $1,875 due under the Term Loan B, originally due on October 31, 2002, was extended to November 29, 2002.

•	General Electric Capital Corporation extended an additional loan to the Company in the principal amount of $15,000, the net proceeds of which were used on October 29, 2002 to pay down the revolving line of credit. This loan, referred to as the Term Loan D, bears interest at 3.0% over the prime rate and is secured by the assets of AAMP of America, Inc. and is repayable in full on the earlier of January 25, 2003 or the date that the Company sells the assets of AAMP, at which time the net proceeds of the AAMP sale would be used toward the payment of fees related to and the principal amount of the Term D Loan; any excess proceeds would be applied to the revolving loan with the amount of revolving loan commitment similarly being reduced (although only reduced by 85% of such payment if the amount of proceeds left after the repayment of the Term D Loan exceeded $7,000 and no event of default is occurring). During the term of such loan, AAMP assets are removed from the borrowing base for the line of credit and transactions related to AAMP are otherwise restricted. In connection with such loan the Company paid a fee of $1,000 to the Term Loan D lenders.

•	The permitted overadvance was set at $15,250 (plus certain withholding tax payments) until October 31, 2002, when it was reduced to zero.

•	In connection with Amendment No. 14, the Company agreed to pay all the lenders (other than Term Loan C and D lenders) an amendment fee aggregating $500 on the condition that such fee will be reduced to $250 if the senior loan facility is repaid in full by March 31, 2003.

•	The aggregate amount of all revolving loan commitments cannot currently exceed $117,500 subject to reduction in certain circumstances.

•	The borrowing base availability related to inventory is set at the lesser of 70% of the eligible inventory or 100% of the appraised value of such inventory (which is reduced to 85% of the appraised value of such inventory after November 30, 2002).

•	The $16,000 letter of credit provided by Recoton German Holdings GmbH was drawn on by the senior lenders in October 2002 and the net proceeds were used to reduce the revolving credit facility.

•	The Company agreed to provide the administrative lender with certain additional financial information on a periodic basis.

•	The Company agreed to sell certain ineligible inventory so as to generate at least $2 million in net proceeds by November 30, 2002 (of which at least $500 needs to have been sold by November 15th).

•	The Company pledged the previously unpledged 35% of the stock of the first tier foreign subsidiaries although only the pledge of the shares of the German company is being formally implemented.

•	The required minimum excess availability was set at zero from the time that the Term Loan D was made until the earlier of the sale of AAMP or November 30, 2002 and $6,000 thereafter.

•	The obligation to provide a definitive agreement for the sale of the stock or assets of InterAct International, previously set for October 31, 2002, was delayed until November 27, 2000, with a closing on such sale scheduled for completion by November 30, 2002.

•	The Company agreed to market for sale its German business units and certain minor assets.

The proposed asset sales related to discontinued business, if consummated, will allow the Company to reduce debt and improve liquidity. Given this initiative, as well as certain recent restructurings, management expects to be in compliance with the covenants of the loan agreements and securities purchase agreements, as amended, through June of 2003. There can be no assurance, however, that the Company will be in compliance with the modified covenants in the future or that the lenders will waive or amend any of the covenants should it be in violation of any such covenants in the future. Because compliance is based on management estimates, compliance through June 2003 cannot be assured. The Company believes the assumptions used are appropriate.

NOTE D - Discontinued Operations

As a result of the Company's need to reduce its debt level and improve operating performance, the Company retained the services of Jefferies & Company, Inc., an investment-banking firm, to assist in the sale of certain assets of the Company. The operations actively being marketed by Jefferies on the Company's behalf are:

•	the video and computer game operations (which consists of Interact Accessories, Inc., Interact (Canada), Ltd. and STD Holding Limited and its Hong Kong and Chinese subsidiaries),

•	the foreign audio operations (which consists of Recoton German Holdings GmbH and its German subsidiaries, Recoton Italia s.r.l. and Recoton Japan, Inc.) and

•	AAMP of America, Inc., a U.S. car audio accessories company.

The expected time frame for the sale of AAMP and the video and computer game operations is the fourth quarter of 2002. Furthermore, the projected sale of the foreign audio operations is expected to be completed during the first quarter of 2003.

Management of the Company has also approved a plan to market the assets of the UK accessories operation, Recoton (U.K.) Limited. The expected time frame for the sale or ultimate disposal is the first quarter of 2003.

The expected disposition of the above operations represents a disposal of either a segment (video and computer game accessories) or a "component of an entity" as defined in Statement No. 144. Accordingly, the Company's financial statements have been presented to reflect each disposition as a discontinued operation for all periods presented. The assets and liabilities have been segregated from continuing operations in the accompanying condensed consolidated balance sheets, and their operating results are segregated and reported as discontinued operations in the accompanying condensed consolidated statement of operations, cash flows and related notes. All assets and liabilities have been classified as current as it is the expectation that the dispositions will all occur within twelve months of September 30, 2002.

The "loss from discontinued operations, net of taxes" as presented in the financial statements is comprised of the following: income (loss) from operations, impairment and restructuring charges, and tax provision (benefit) as outlined below:

                                                             Three Months
                                                                Ended              Nine Months ended
                                                             September 30             September 30
                                                           -----------------       ------------------

                                                           2002         2001       2002         2001
                                                           ----         ----       ----         ------
Income (Loss) from Discontinued Operations:

   Video & Computer Game                                 $(3,292)      $(1,564)     $(15,488)   $(9,726)
   Foreign Audio Operations                                  764         1,120         3,326      2,744
   AAMP of America                                         1,387         1,314         4,481      4,363
   Recoton (UK) LTD                                         (971)         (728)       (1,922)    (2,068)
                                                          (2,112)          142        (9,603)    (4,687)
Impairment:

   Video & Computer Game                                 (36,684)            0       (57,332)         0
   Recoton (UK) LTD                                       (6,841)            0        (6,841)         0
                                                          ------        ------        ------      ------
                                                         (43,525)            0       (64,173)         0

Tax provision (benefit)                                  (12,896)        1,454         1,976      1,171
                                                        --------        ------        -------     -----
Loss from discontinued operations, net of taxes         $(32,741)      $(1,312)     $(75,752)   $(5,858)
                                                        ========        =======      ========    ======
In connection with the anticipated sale price of the video and computer game operations and the U.K. operations, the Company recorded a loss of $43,525 in the three months ended September 30, 2002.

The loss was calculated as follows :
                                           Video & Computer       Recoton
                                           Game Operations      (U.K.) Ltd.      Total
                                           ---------------      -----------      -----

Three Months Ended September 30, 2002:

  Inventory impairment                         $25,578            $ 5,315       $30,893
  Allowance for doubtful collection of A/R       6,471                582         7,053
  Tangible and intangible asset
    impairment                                   4,635                944         5,579
                                               -------             ------       -------
               Total impairment loss           $36,684            $ 6,841       $43,525
                                               =======             ======       =======
The operating results of the discontinued operations for the nine and three months ended September 30, 2002 are as follows:

                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                      -----------------------  -----------------------
                                         2002         2001        2002         2001
                                      ----------   ----------  ----------   ----------
Net Sales:

Video and Computer Game Operations      $22,028      $36,246     $74,311      $99,672
Foreign Audio Operations                 16,158       13,381      41,843       37,733
AAMP of America, Inc.                     6,701        6,447      20,749       19,828
Recoton (U.K.) Limited                    2,005        2,058       4,946        5,245
                                      ----------   ----------  ----------   ----------

  Total Net Sales                       $46,892      $58,132    $141,849     $162,478
                                        =======      =======    ========     ========

Income (loss) from discontinued
 operations, pre-tax:

Video and Computer Game Operations      $(3,292)     $(1,564)   $(15,488)     $(9,726)
Foreign Audio Operations                    764        1,120       3,326        2,744
AAMP of America, Inc.                     1,387        1,314       4,481        4,363
Recoton (U.K.) Limited                     (971)        (728)     (1,922)      (2,068)
                                      ----------   ----------  ----------   ----------

  Total income (loss) from
   discontinued operations, pre-tax     $(2,112)        $142     $(9,603)     $(4,687)
                                        =======         ====     =======      =======
The following is a summary of the net assets and net liabilities of each discontinued operation as of September 30, 2002 and December 31, 2001:
                            Video & Computer   Foreign Audio      AAMP of        Recoton
                            Game Operations     Operations     America, Inc.   (U.K.) Ltd.
                            ---------------   --------------   -------------   -----------

  September 30, 2002:

  Cash                         $     0            $  4,531       $      36      $      0
  Accounts receivable           16,797              25,187           2,407         1,548
  Inventory                     10,837              18,170           4,073         2,717
  Goodwill                           0               6,491           3,004              0
  Prepaid, refundable and
    deferred tax assets              0                 926             453             0
  Other current assets           2,810               4,268             582           279
                               -------             -------         -------       -------
      Total Assets             $30,444             $59,573         $10,555       $ 4,544
                               =======             =======         =======       =======

      Total Liabilities        $ 3,000             $ 8,914         $ 2,233       $     0
                               =======             =======         =======       =======
  December 31, 2001:

  Cash                         $     0            $  1,957         $    97       $     0
  Accounts receivable           56,842              27,996           2,022         3,446
  Inventory                     52,145              13,297           2,927         5,477
  Goodwill                       7,565               6,491           3,004           617
  Prepaid, refundable and
    deferred tax assets              0               1,194             453             0
  Other current assets           7,848               3,078             600           814
                              --------             -------         -------       -------
      Total Assets            $124,400             $54,013          $9,103       $10,354
                              ========             =======          ======       =======

      Total Liabilities       $  3,699             $ 7,526          $2,059       $     0
                              ========             =======         =======       =======
NOTE E -	Inventories of the continuing operations, net of reserves recorded of $2,103 and $2,417 at September 30, 2002 and 2001, respectively, are summarized as follows:
                                                September 30,    December 31,
                                                    2002             2001
                                                -----------      ------------
     Raw materials and work in process            $ 5,000           $ 6,113
     Finished goods                                44,718            53,582
     Merchandise in-transit                        10,812            11,208
                                                  -------           -------
           Total                                  $60,530           $70,903
                                                  =======           =======
NOTE F -	Total comprehensive loss is summarized as follows:
                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                      -----------------------  -----------------------
                                         2002         2001        2002         2001
                                      ----------   ----------  ----------   ----------

Net loss                               $(25,629)    $    359    $(92,313)    $ (5,194)
Other comprehensive
  loss - foreign currency
  transaction adjustments
  (net of income tax effect)                474        1,544      (3,844)      (2,074)
                                      ----------   ----------  ----------   ----------
    Total comprehensive loss           $(25,155)      $1,903    $(96,157)    $ (7,268)
                                      ==========   ==========  ==========   ==========
NOTE G -	Operating Segments

Due to the future sale or discontinuance of the video and computer game operations, the foreign audio operations, the UK accessories operation and AAMP of America, a car audio accessories operation, these business components are reported as discontinued operations (see Note D-Discontinued Operations) and are not included in the following operating segment information.

The financial results of the continuing segment operations have been prepared using a management approach, which is consistent with the basis and manner in which our management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among segments for decision-making purposes. For purposes of segment reporting, certain corporate expenses were allocated to the video and computer game segment, even though this segment is discontinued, to be consistent with historical presentation.

                                             Consumer
                                            Electronics
                                            Accessories       Audio      Unallocated
                                             Business       Business      Corporate        Total
                                             --------       --------      ---------        -----
Nine Months Ended September 30, 2002:
------------------------------------
     Net sales:
       External customers                    $116,499       $125,095       $     --       $241,594

     Income (loss) before income taxes          9,056          4,445        (19,533)        (6,032)

Nine Months Ended September 30, 2001:
------------------------------------
     Net sales:
       External customers                    $116,498       $112,053       $     --       $228,551

     Income (loss) before income taxes         15,276          7,398        (21,333)         1,341

Three Months Ended September 30, 2002:
-------------------------------------
     Net sales:
       External customer                     $ 39,353       $ 35,491       $     --        $74,844

     Income (loss) before income taxes          2,911           (613)        (6,881)        (4,583)

Three Months Ended September 30, 2001:
-------------------------------------
     Net sales:
       External customers                    $ 36,554       $ 37,118       $     --        $73,672

     Income (loss) before income taxes          4,404          3,592        (6,704)         1,292

Note H - Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations". Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

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

The Company completed the required impairment tests of goodwill in the third quarter of 2002 with regard to the goodwill on the discontinued operations and determined that $7,600, net of tax of goodwill was impaired under the fair value test. In accordance with SFAS No. 142 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The Company expects to complete step two of the impairment test during the fourth quarter of 2002 with regard to the goodwill on the continuing operations.

The impact on net loss and earnings per share for the three months ended March 31,2002 and the six months ended June 30, 2002 is as follows:

Three Months Ended                Net income (loss)         Basic EPS           Diluted EPS
March 31, 2002
Reportable net income                  $(4,541)                $(.37)               $(.37)
Less: Impairment charge                 (7,594)                 (.63)                (.63)
                                      --------                ------               ------
Adjusted net                          $(12,135)               $(1.00)              $(1.00)
                                      ========                ======               ======

Six Months Ended                  Net income (loss)         Basic EPS           Diluted EPS
June 30, 2002
Reportable net income                 $(59,090)               $(4.86)              $(4.86)
Less: Impairment charge                 (7,594)                 (.63)                (.63)
                                      --------                ------               ------
Adjusted net                          $(66,684)               $(5.49)              $(5.49)
                                      ========                ======               ======
The following income statement information is presented as if the Company stopped amortizing goodwill as of January 1, 1999:
                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                      -----------------------  -----------------------
                                         2002         2001        2002         2001
                                      ----------   ----------  ----------   ----------

Reported net income (loss).........    $(25,629)    $    359    $(92,313)    $ (5,194)
Goodwill and trademark
  amortization, net of tax.........           -          542           -        1,682
                                      ----------   ----------  ----------   ----------

Pro forma net loss.................    $(25,629)    $    901    $(92,313)    $ (3,512)
                                      ==========   ==========  ==========   ==========

Pro forma basic and diluted net
  loss per share...................    $  (2.09)    $    .07    $  (7.59)    $   (.29)
                                      ==========   ==========  ==========   ==========
The following table shows the net carrying value of goodwill and trademarks as of September 30, 2002 for the Company's continuing operating segments:
                                                         Consumer
                                                       Electronics
                                                       Accessories     Audio
                                                         Business     Business
                                                         --------     --------
          Goodwill balance at 12/31/01                   $  3,079     $  9,736

          Foreign currency adjustment                          (6)          42
                                                         --------     --------

          Goodwill balance at 09/30/02                   $  3,073     $  9,778
                                                         ========     ========

          Trademarks                                     $      0     $  3,721
                                                         ========     ========
As of September 30, 2002, the Company had the following intangible assets:
                                                  Amount         Amortization
                                                  ------         ------------
Amortizable intangible assets:
-----------------------------
Patents                                          $  1,841          $ (1,690)
                                                 ========          ========

Aggregate Amortization Expense:
------------------------------
For the nine months ended September 30, 2002                            $59
                                                                   ========

Estimated Amortization Expense:
-------------------------------
For the year ended December 31, 2002                                   $100
                                                                   ========
For the year ended December 31, 2003                                   $100
                                                                   ========
For the year ended December 31, 2004                                   $100
                                                                   ========

NOTE I - Income Taxes

In the second quarter of 2002, the Company established a valuation allowance for all of the then impaired deferred tax assets due to uncertainties associated with generating future taxable income in the absence of necessary waivers and amendments from the Company's lenders. In the third quarter of 2002 the Company entered into certain waiver and amendment agreements with the senior lenders, subordinated lenders and subordinated note holders. The Company has evaluated the evidence regarding its ability to generate taxable income in the future and has concluded that it appears more likely than not that it can utilize a portion of the deferred tax assets recorded. Accordingly, although the composition of the deferred tax assets recorded is modified from that which existed at June 30, 2002, the Company reversed approximately the same amount of the valuation reserve recorded at June 30,2002 of approximately $29.3 million.

NOTE J - Effect of New Accounting Standards Not Yet Adopted

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4 and SFAS No. 64 which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 generally requires the reclassification of debt extinguishment costs presented as an extraordinary item in periods prior to the adoption of the standard.

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

The majority of vendor consideration granted by the Company relates to sales incentives such as promotions, trade ads, volume-based incentives and co-op advertising agreements with the Company's retail customers. Based on the requirements of EITF 01-09, the Company has properly included all sales incentives as a reduction of sales and co-op advertising costs as a component of selling, general and administrative expenses for all periods presented. Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified, as selling, general and administrative costs were approximately $20,000 in the nine months ended September 30, 2002 and $18,300 in the nine months ended September 30, 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements for the Quarter and Nine Months Ended September 30, 2001 and 2002 appearing at Item 1 above.

Overview

           Recoton Corporation is a global leader in the development, manufacturing and marketing of consumer electronic accessories, home and mobile audio products and computer and video gaming products. Our diverse lines include accessories for audio, video, car audio, camcorder, multi-media/computer, home office, cellular and standard telephone products, satellite as well as 900MHz wireless technology products including headphones and speakers; home, mobile and marine audio products including high fidelity loudspeakers, home theater speakers and car audio speakers and components; and accessories for video and computer games. Our products are offered under various brand names including Advent, Ambico, AR/Acoustic Research, Discwasher, GameShark, Heco, InterAct, Jensen, Linear Research, MacAudio, Magnat, NHT (Now Hear This), Phase Linear, Recoton, RoadGear and Stinger. As noted in the notes to the financial statements, we are planning to sell or discontinue our video and computer game operations, our foreign audio operations, the business conducted by AAMP of America, Inc. and certain other operations and the marks GameShark, Heco, MacAudio, Magnat, NHT and Stinger are marks associated with such businesses.

General

           Net sales. Net sales consist of sales from our U.S. and foreign subsidiaries less returns and allowances, discounts on sales and market expansion expenses. We generate sales through retailers and original equipment manufacturers (OEM).

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

           Discontinued Operations. During the third quarter the company elected to hold for sale, with continued operations pending such sale, certain operating units. The operating loss from these business units has been reclassified as discontinued operations in the third quarter.

           Segments. We classify our current operations into three principal segments, of which two are continuing operations and the third is discontinued and held for sale. Each segment's earnings before corporate interest and income taxes are reported to our operating decision-makers. General corporate expenses other than certain interest costs and certain amortization of financing costs have been allocated to each segment on the basis used for internal management decision-making purposes. The three segments are as follows:

•	Consumer Electronics Accessories. Accessory products sold include TV antennas; music, camcorder, and photo storage cases; stereo headphones; universal remote controls; other accessories for home and mobile audio, camcorder, cellular and standard telephone, music, video, satellite, digital, computer and home office products; and products utilizing 900 MHz and other wireless technology. These products are marketed under numerous brand names including Jensen, Advent, AR/Acoustic Research, Recoton, Discwasher, Ambico, and RoadGear and, under license, Sprint for telephone accessories. The percentage of our net sales from continuing operations by this segment was approximately 48% for the nine months ended September 30, 2002 and 51% for the nine months ended September 30, 2001. The net sales of the AAMP and Stinger brands were reclassified to discontinued operations.

•	Audio. This segment primarily sells home and mobile audio and video products. Products for the home are sold under the Jensen, Advent, AR/Acoustic Research and NHT (Now Hear This) brand names. They include state-of-the-art high-fidelity stereo and home theater loudspeaker systems. Products for the automobile and marine aftermarket, sold primarily under the Jensen, Advent, Linear Research, RoadGear and Phase Linear brand names include CD players and changers, cassette receivers, speakers, subwoofers, amplifiers, equalizers, electronic crossovers, signal processors, video monitors, Sirius satellite radio players and installation accessories. The percentage of our net sales from continuing operations by this segment was approximately 52% for the nine months ended September 30, 2002 and 49% for the nine months ended September 30, 2001. The net sales of the foreign audio operations, including the Magnat, MacAudio and Heco brands, have been reclassified to discontinued operations.

•	Video and Computer Game. Products sold primarily under the InterAct and Performance brands include joysticks, controllers, game steering wheels, RF modulators, memory cards and other accessories, and our popular GameShark, a device that assists game players to improve their play. The net sales of this segment have been reclassified to discontinued operations. These business units are being held for sale, but we are continuing to operate them pending any such sale.

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

           We have identified certain critical accounting policies, which are described below.

           Revenue recognition and sales returns and allowances - Revenue is recognized when products are shipped. Based on historical experience and any notification we receive of pending returns we record a provision for the estimated future amount of such future returns. While such returns have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant decrease in product demand experienced by our distributor customers and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

           Market development accruals - We estimate expenses for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in incremental expenses at the time the incentive is offered.

           Long-lived assets, except indefinite life intangibles - In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

           In the second quarter of 2002, we completed the first step of the two-step transitional goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of each of our reporting units, as that term is defined by SFAS No. 142, with the reporting unit's carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. As a result of completing step one, we identified that all goodwill recorded was impaired under the fair value impairment test approach required by SFAS No. 142.

           In the third quarter, we completed step two of the impairment test with regard to the goodwill on the discontinued operations and recorded the "cumulative effect of a change in accounting principle, net of tax" related to those operations. The impairment of goodwill related entirely to discontinued operations and reflects an adjustment to fair market value. As a result, we recorded an impairment charge of $7.6 million, which is reflected as a cumulative effect of a change in accounting principle at January 1, 2002. Accordingly cumulative year-to-date results have been modified to include this charge as required under the transitional rules of Statement No. 142. We expect to complete step two of the impairment test during the fourth quarter of 2002 for the continuing operations. In accordance with SFAS No. 142, any goodwill impairment loss measured during the completion of step two of the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle as of January 1, 2002. Therefore, as needed, previously reported quarters and cumulative year-to-date results will be restated once step two is completed.

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

           Discontinued Operations - During the third quarter the company elected to hold for sale, with continued use by us pending such sales, certain nonstrategic operating units. In accordance with FASB Statement No. 144, the operating loss from these business units has been reclassified as discontinued operations in the third quarter. Within the consumer electronic accessories segment two business units are being held for sale: AAMP of America, Inc. and Recoton (UK) Limited. Within the audio segment, the foreign audio operating units are being held for sale, including Recoton German Holdings GmbH and its subsidiaries, Recoton Italia s.r.l., and Recoton Japan, Inc.. The entire video and computer game segment, including Interact Accessories, Inc., Interact (Canada), Ltd. and STD Holding, Ltd. along with its Hong Kong and Chinese subsidiaries, is being held for sale.

Results Of Operations

           The operating results of our non-strategic business units that we decided to hold for sale, with continued use pending sale, have been reclassified as discontinued operations in both the quarterly and year-to-date results. In addition, we have recorded the impairment of goodwill relative to the fair market value of these business units as a cumulative change in accounting principle. The continuing operations consist primarily of our U.S. and Canadian subsidiaries. Management projects that we will require additional cash and working capital to fund planned continued operations. Although management is of the opinion that sufficient cash will be obtained from profits of continuing operations, from the sale or disposal of discontinued operations and from external financing, to meet our liabilities and commitments as they become due, there can be no assurance that such funds will be available to us on an economical basis, when required. Our ability to realize the carrying value of our assets is dependent on our ability to successfully sell or dispose of discontinued operations, to reduce our level of debt, and to reduce the operating costs of our continuing operations so that we can achieve profitability. In order to reduce the operating costs of the continuing operations and improve future profitability, we reduced our North American workforce by 10% in October 2002 and reduced other operating expenses; these actions are projected to result in annualized profit improvement of $15.5 million.

           The following table presents certain operating segment information for the indicated quarters ended September 30 (further discussed in Note G of the Notes to Condensed Consolidated Financial Statements), absent the discontinued operations discussed above:

                                  (IN MILLIONS)

                                               Consumer
                                              Electronics
                                              Accessories                Audio
2002                                            Segment                 Segment
----                                            -------                 --------

Net sales (2)...........................         $ 39.4                  $ 35.5

Gross profit............................           14.8                     8.1

Income (loss) from continuing
  operations before income taxes,
  interest and unallocated expenses (3)             2.9                    (0.6)

2001 (1)
--------

Net sales (2)...........................         $ 36.6                  $ 37.1

Gross profit............................           14.1                    11.5

Income (loss) from continuing
  operations before income taxes,
  interest and unallocated expenses (3)             4.4                     3.6

           The following table presents certain operating segment information for the nine months ended September 30 (further discussed in Note G of the Notes to Condensed Consolidated Financial Statements), absent the discontinued operations discussed above:

                                                  (IN MILLIONS)

                                               Consumer
                                              Electronics
                                              Accessories                Audio
2002                                            Segment                 Segment
----                                            -------                 --------

Net sales (2)...........................         $116.5                  $125.1

Gross profit............................           43.1                    31.9

Income (loss) from continuing
  operations before income taxes,
  interest and unallocated expenses (3)             9.1                     4.5

2001 (1)
--------

Net sales (2)...........................         $116.5                  $112.1

Gross profit............................           44.7                    31.2

Income (loss) from continuing
  operations before income taxes,
  interest and unallocated expenses (3)            15.3                     7.4
(1)	Certain prior period amounts have been reclassified to conform to current period classifications.

(2)	On January 1, 2002 we adopted EITF No. 01-09, which requires the characterization of certain vendor sales incentives such as promotions, trade ads, volume-based incentives and coupons as reductions of revenue. Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.

(3)	On January 1, 2002 we adopted new accounting pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, upon adoption of these pronouncements we eliminated goodwill amortization over its estimated useful life. The initial review for impairment was completed by the June 30, 2002 deadline. We are in the process of completing this analysis for our continuing operations.

           The financial results of the continuing segment operations have been prepared using a management approach, which is consistent with the basis and manner in which our management internally aggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain corporate expenses were allocated among segments for decision-making purposes. For purposes of segment reporting, certain corporate expenses were allocated to the video and computer game segment, even though this segment is discontinued, to be consistent with historical presentation.

           Net sales from continuing operations for the quarter ended September 30, 2002 totaled $74.9 million, an increase of $1.2 million or 1.6% from sales for the quarter ended September 30, 2001 of $73.7 million. The increase in sales is primarily attributable to increased sales in the consumer electronics accessory segment of $2.8 million, offset by a $1.6 million decrease in the audio segment.

           Net sales from continuing operations for the nine months ended September 30, 2002 totaled $241.6 million, an increase of $13.0 million or 5.7% from sales for the nine months ended September 30, 2001 of $228.6 million. The increase in sales is attributable to increased sales in the audio segment.

           In accordance with new accounting requirements starting in 2002, we have reported vendor sales incentives as a reduction to sales instead of as an increase in selling expense. Sales by segment were as follows:

•	Net sales for the consumer electronics accessory segment for the quarter ended September 30, 2002 were $39.4 million, an increase of 7.7% compared to $36.6 million for the quarter ended September 30, 2001. Net sales for the nine months ended September 30, 2002 totaled $116.5 million, which was equal to sales for the nine months ended September 30, 2001. The increase for the quarter was primarily attributable to increased sales to certain major retailers.

•	Net sales for the audio segment for the quarter ended September 30, 2002 were $35.5 million, a decrease of 4.3% compared to $37.1 million for the quarter ended September 30, 2001. Net sales for the nine months ended September 30, 2002 totaled $125.1 million, an increase of $13.0 million or 11.6% from sales for the nine months ended September 30, 2001 of $112.1 million. The decrease for the quarter is primarily the result of retail promotional schedules that were accelerated this year and product shortages. The increase for the nine months is predominantly attributable to increased sales of CD players and accessories.

           Gross margin from continuing operations decreased to 30.6% for the quarter ended September 30, 2002, from 34.7% for the quarter ended September 30, 2001. Gross margins for the nine months ended September 30, 2002 decreased to 31.0% from 33.2% for the nine months ended September 30, 2001. Gross margins by segment were as follows:

•	Gross margin for the consumer electronics accessories segment decreased to 37.6% for the quarter ended September 30, 2002 from 38.5% for the quarter ended September 30, 2001. Gross margins for the nine months ended September 30, 2002 decreased to 37.0% from 38.4% for the nine months ended September 30, 2001. These decreases were mainly due to product mix, increased freight charges and accelerated sales of slow moving and discontinued inventory.

•	Gross margin for the audio segment decreased to 22.8% for the quarter ended September 30, 2002 from 31.0% for the quarter ended September 30, 2001. Gross margins for the nine months ended September 30, 2002 decreased to 25.5% from 27.8% for the nine months ended September 30, 2001. These decreases were mainly due to accelerated sales of slow moving and discontinued inventory, and sales of promotional items, which traditionally carry lower margins.

           Selling, general and administrative expenses from continuing segment operations for the quarter ended September 30, 2002 increased by approximately $2.9 million to $20.5 million or 27.4% of sales from $17.6 million or 23.9% of sales for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses increased by approximately $8.3 million to $61.3 million or 25.4% of sales from $53.0 million or 23.2% of sales for the nine months ended September 30, 2001. The increase in expenses can be attributed to significantly increased costs of depreciation and maintenance of the new computer system, increased professional fees, increased insurance premiums, increased freight costs and increased sales expenses resulting from higher sales to our retailer customer versus OEM customers.

           Operating income from continuing operations for the quarter ended September 30, 2002 was approximately $2.3 million compared to operating income of $8.0 million for the quarter ended September 30, 2001. Operating income for the nine months ended September 30, 2002 was $13.6 million compared to operating income of $22.9 million for the nine months ended September 30, 2001. The decrease in operating income was the result of the reduced margins and increased expenses described above. We have engaged the services of a financial consultant to advise with respect to current operations and how to most efficiently generate positive cash flows.

           The following is a discussion, on a segment basis, of income or loss before income taxes, interest and unallocated expenses:

•	Income before income taxes, interest and unallocated expenses for the consumer electronics accessories segment for the quarter ended September 30, 2002 was $2.9 million compared to $4.4 million for the quarter ended September 30, 2001 and for the nine months ended September 30, 2002 was $9.1 million compared to $15.4 million for the nine months ended September 30, 2001. The decrease was primarily attributable to the lower margins and increased SG&A expenses.

•	The loss before income taxes, interest and unallocated expenses for the audio segment was $0.6 million for the quarter ended September 30, 2002 compared to an income of $3.6 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 the income was $4.5 million compared to $7.5 million for the nine months ended September 30, 2001. The decrease is the result of the significantly reduced margin in the third quarter and increased SG&A expenses for the year-to-date.

           On a consolidated basis, interest expense of $5.9 million for the quarter ended September 30, 2002 was approximately equal to the same expense for the quarter ended September 30, 2001. Interest expense decreased by approximately $2.1 million to $17.0 million for the nine months ended September 30, 2002 compared to $19.1 million for the nine months ended September 30, 2001. The decreases were attributable to lower interest rates. No interest has been allocated to discontinued operations.

           On a consolidated basis, amortization of financing costs was approximately $1.1 million for the quarter ended September 30, 2002 and $0.9 million for the quarter ended September 30, 2001. Amortization of financing costs was approximately $2.8 million for the nine months ended September 30, 2002 compared to $2.4 million for the nine months ended September 30, 2001.

           On a consolidated basis, the loss before income taxes for the continuing operations for the quarter ended September 30, 2002, including the absorption of all corporate expenses which were allocated to the video and computer game segment for segment reporting purposes, was $6.1 million compared to a profit before income taxes of $0.4 million reported for the quarter ended September 30, 2001. The loss before income taxes for the nine months ended September 30, 2002 was $9.8 million compared to a loss before income taxes of $2.7 million for the nine month ended September 30, 2001.

           In the second quarter of 2002, we established a valuation allowance for all of the then impaired deferred tax assets due to uncertainties associated with generating future taxable income in the absence of necessary waivers and amendments from our lenders. As a result of entering into certain waiver and amendment agreements with the senior lenders, subordinated lenders and subordinated note holders, we have evaluated the evidence regarding our ability to generate taxable income in the future and have concluded that it appears more likely than not that we can utilize a portion of the deferred tax assets recorded. Accordingly, although the composition of the deferred tax assets recorded is modified from that which existed at June 30, 2002, we reversed approximately the same amount of the valuation reserve recorded at June 30, 2002 of approximately $29.3 million.

Discontinued Operations

           We have retained the services of Jefferies & Company, Inc. to assist in the sale of certain assets that we consider non-strategic to our business plan going forward. As noted above, these include certain business units in the Accessories segment, and the audio segment and the entire video and computer game segment. We expect to complete the sale or disposal of all of these operating units in the fourth quarter of 2002 or the first quarter of 2003, but there can be no assurance that such sales will be completed within such time periods.

           The operating results from these business units have been reclassified as discontinued operations in the third quarter. The loss, net of tax, on discontinued operations for the quarter ending September 30, 2002 was $32.7 million, and the loss for the nine months ended September 30, 2002 was $75.8 million. The loss has been broken out by business unit below. The operating income below reflects the results of operations before the impact of any restructuring charges, impairment, or taxes. The net income after tax reflects the full charge of the discontinued operation.

                              Video & Computer   Foreign Audio    AAMP of    Recoton
                              Game Operations     Operations      America      (UK)
                              ----------------   -------------    -------    -------
Operating income (loss),
  for the three months
  ended September 30, 2002        $(3.3)             $ 0.8          $1.4      $(1.0)

Operating income (loss),
  for the three months
  ended September 30, 2001        $(1.6)             $ 1.1          $1.3      $(0.7)

Operating income (loss),
  for the nine months
  ended September 30, 2002       $(15.5)             $ 3.3          $4.5      $(1.9)

Operating income (loss),
  for the nine months
  ended September 30, 2001        $(9.7)             $ 2.7          $4.4      $(2.1)

                              Video & Computer   Foreign Audio    AAMP of    Recoton
                              Game Operations     Operations      America      (UK)
                              ----------------   -------------    -------    -------

Net income (loss),
  net of tax, for the
  three months ended
  September 30, 2002(1)          $(25.8)             $ 0.7          $0.2      $(7.8)

Net income (loss),
  net of tax, for the
  three months ended
  September 30, 2001             $ (2.2)             $ 0.8          $0.8      $(0.7)

Net income (loss),
  net of tax, for the
  nine months ended
  September 30, 2002(1)          $(66.1)             $(3.8) (2)     $2.9      $(8.8)

Net income (loss),
  net of tax, for the
  nine months ended
  September 30, 2001             $(8.7)             $ 2.1          $2.8      $(2.1)
1)	Net income for 2002 includes the impairment loss recorded on the Video and Computer Game segment of $36.7 million for the quarter and $57.3 million for the nine months, and on Recoton UK for $6.8 million for both the quarter and nine months.

2)	Net income for the foreign audio operations includes the write off of foreign tax credits of $6.3 million.

           The loss on discontinued operations is further discussed in Note D of the Notes to Condensed Consolidated Financial Statements.

Cumulative Change in Accounting Principle

           In the third quarter, we completed step two of the impairment test with regard to the goodwill on the discontinued operations and recorded the "cumulative effect of a change in accounting principle, net of tax" related to those operations. The impairment of goodwill related entirely to discontinued operations and reflects an adjustment to fair market value. As a result, we recorded an impairment charge of $7.6 million, which is reflected as a cumulative effect of a change in accounting principle at January 1, 2002. Accordingly cumulative year-to-date results have been modified to include this charge as required under the transitional rules of Statement No. 142.

           The total impairment of goodwill of $7.6 million consists of $7.0 million of impairment of goodwill on the Interact Accessories, Inc. business unit. The remainder of the goodwill impairment related to the goodwill of Recoton (UK) Limited.

Earnings Per Share

           In the third quarter of 2002, basic and diluted earnings per share on continuing operations was $0.58 based on average outstanding shares of 12,233,646. In the third quarter of 2001, basic and diluted earnings per share on continuing operations was $0.14 based on average basic outstanding shares of 12,081,536 (12,972,417 diluted).

           For the nine months ended September 30, 2002, basic and diluted loss per share on continuing operations was $0.74 based on average shares outstanding of 12,169,673. For the nine months ended September 30, 2001, basic and diluted earnings per share on continuing operations was $0.06 on average outstanding shares of 11,908,043.

           In the third quarter of 2002, basic and diluted loss per share on net income after discontinued operations was $2.09. In the third quarter of 2001, basic and diluted earnings per share on net income after discontinued operations and the cumulative effect of a change in accounting principle was $0.03.

           For the nine months ended September 30, 2002, basic and diluted loss per share on net income after discontinued operations and the cumulative effect of a change in accounting principle was $7.59. For the nine months ended September 30, 2001, basic and diluted loss per share on net income after discontinued operations was $0.44.

Impact of Inflation and Changing Prices

           The impact of inflation and changing prices on our net sales and revenues and on income from continuing operations for the quarter and nine months ended September 30, 2002 and 2001 was negligible.

Liquidity and Capital Resources

           Sources and Components of Working Capital from Continuing Operations. At September 30, 2002, we had cash and cash equivalents from continuing operations of $2.3 million compared to $4.1 million at December 31, 2001. At September 30, 2002, we had working capital of $49.8 million as compared to $80.4 million at December 31, 2001. The ratio of current assets to current liabilities was 1.49 to 1 at September 30, 2002 and 1.83 to 1 at December 31, 2001. Trade receivables decreased approximately $24.5 million to $60.9 million at September 30, 2002 as compared to approximately $85.4 million at December 31, 2001. The decrease is the result of normal business cycles, where sales have traditionally been higher in the third and fourth quarters of each year, resulting in higher receivable levels by year end. Inventory levels decreased by approximately $10.4 million to $60.5 million ($62.6 million before inventory reserves) at September 30, 2002 from $70.9 million at December 31, 2001. Accounts payable and accrued expenses were $80.0 million at September 30, 2002 compared to $82.9 million at December 31, 2001.

           Sources of Credit - as of September 30, 2002. Our senior loan agreement, syndicated by General Electric Capital Corporation in October 2000, consists of:

•	a three year revolving loan and letter of credit facility ($136.1 million outstanding as of September 30, 2002) bearing interest at 3.25% over the prime rate with the amount of borrowing availability dependant upon our eligible receivables and inventory;

•	a three year term loan (Term Loan A) in the principal amount of $20 million ($16.5 million outstanding as of September 30, 2002) with interest at 3.5% over the prime rate amortized over three years with eleven quarterly installments of $500,000 each and a balloon payment of $14.5 million due on the third anniversary;

•	a two year term loan (Term Loan B) in the principal amount of $15 million ($1.9 million outstanding as of September 30, 2002) with interest at 5.5% over the prime rate, amortized over two years with seven equal quarterly principal repayments of $1.875 million each and the final payment of $1.875 million due on November 29, 2002; and

•	a term loan (Term Loan C) of $15 million ($15.0 million outstanding as of September 30, 2002) with interest at 3.0% over the prime rate to be paid on the second anniversary to the extent that the advance value of the collateral exceeds the revolving loan by more than $45 million, with any balance generally due in 12 equal monthly installments (subject to later payment under certain conditions) ending on the third anniversary.

           Subsequent to September 30, 2002 General Electric Capital Corporation extended an additional loan to us in the principal amount of $15 million, the net proceeds of which were used on October 30, 2002 to pay down the revolving line of credit. This loan, referred to as the Term Loan D, bears interest at 3.0% over the prime rate and is secured by the assets of AAMP of America, Inc. and is repayable in full on the earlier of January 25, 2003 or the date that we sell the assets of AAMP, at which time the net proceeds of the AAMP sale would be used for the payment of fees related to and the principal amount of the Term D Loan; any excess proceeds would be applied to the revolving loan with the amount of revolving loan commitment similarly being reduced (although only reduced by 85% of such payment if the amount of proceeds left after the repayment of the Term D Loan exceeded $7 million and no event of default is occurring). During the term of such loan, AAMP assets are removed from the borrowing base for the line of credit and transactions related to AAMP are otherwise restricted. In connection with such loan we paid a fee of $1,000,000 to the Term Loan D lenders.

           We also have a subordinated loan agreement with JP Morgan Chase and other lenders for a $15 million three-year term loan subordinated to the senior loan, with interest at a fixed rate of 14%.

           Our German subsidiaries have a 50 million Deutsche Mark factoring facility (up to approximately $25.5 million) with interest at 2.5% over European LIBOR [current rate as of September 30, 2002 was 5.88%], which in part supports a $16 million letter of credit issued in favor of GE Capital as security for the loans under the Senior Loan Agreement. In late October 2002, GE Capital drew down on the letter of credit, utilizing the net proceeds to permanently reduce the outstanding revolving credit facility.

           The borrowings under the senior loan agreement and the subordinated loan agreement are secured by substantially all of our assets and the assets of our United States and Canadian subsidiaries, and by the capital stock of the United States and first tier foreign subsidiaries pursuant to certain guarantees, security agreements and pledge agreements. The credit facility contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, we are required to comply with specified ratios and tests, including quarterly and trailing twelve months EBITDA (as defined) and minimum consolidated tangible net worth (as defined) and fixed charges coverage.

           In February 1999, we issued $35 million in aggregate principal amount of senior subordinated notes due February 4, 2004 (the 1999 Notes) with interest currently of 18.5% under a securities purchase agreement. Under the terms of the agreement, we issued warrants to the noteholders to purchase 310,000 common shares at a price of $18.26 per share, which expire on February 4, 2004. In connection with debt restructuring in September 1999, the exercise price of the warrants was reduced to $7.77 a share and additional warrants to purchase 100,000 common shares at a price of $7.77 a share were issued in place of warrants to purchase up to an additional 310,000 shares which would have been issuable in May 2001 if the subordinated debt had not been repaid by that date. These warrants expire on September 8, 2004. (See discussion below regarding August 2002 changes in such warrants.)

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

           In connection with the 2000 refinancing, warrants to purchase 20,000 Recoton Corporation common shares were issued to the holders of the notes issued pursuant to the 1999 securities purchase agreement. Warrants to purchase an aggregate of 5,000 Recoton Corporation common shares were issued to certain lenders under one of the new term loans pursuant to the senior loan agreement. Such warrants expire on October 31, 2005 and have an exercise price of $13.28. (See discussion below regarding August 2002 changes in such warrants.)

           On March 2, 2001 we entered into a 36 month capital lease agreement with IBM Credit Corporation to finance approximately $11.1 million in computer hardware, software and additional related expenses for the purpose of implementing an Enterprise Resource Planning (ERP) system (see discussion below regarding capital expenditures for more information) of which $7.1 million was outstanding as of September 30, 2002 and November 15, 2002. A letter of credit aggregating approximately $2.9 million was issued pursuant to the existing credit facility in favor of IBM Credit Corporation as security for the loan.

           On August 28, 2002, we entered into certain amendments and waiver agreements with our existing senior lenders, subordinated lenders and subordinated noteholders. Such agreements were effective as of August 19, 2002. Since August 28, 2002 we have entered into eight separate amendments of the senior loan agreement. Those amendments waived existing and anticipated defaults, amended the economic terms and covenants of the agreements, required us to sell certain assets and take steps to reduce expenses, and required us to make certain payments to the lenders and issue to the lenders (or modify) certain warrants and shares of stock. See Note C to our Condensed Consolidated Financial Statements for the Quarter Ended and Nine Months Ended September 30, 2001 and 2002 above for details regarding these amendments.

           The proposed asset sales related to our discontinued operations, if consummated, will allow us to reduce debt and improve liquidity. Given this initiative, as well as certain recent restructurings, management expects to be in compliance with the covenants of the loan agreements and securities purchase agreements, as amended through June of 2003. There can be no assurance, however, that we will be in compliance with the modified covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation of any such covenants in the future. Because compliance is based on management estimates, compliance through June 2003 cannot be assured. We believe the assumptions used are appropriate.

           Capital Expenditures. We have implemented a new global ERP system to fully integrate functions such as finance, manufacturing, distribution and inventory management. Currently, there are no plans to implement the ERP system in Italy, Japan or at AAMP. The cost of the project was approximately $22.0 million including software licensing, hardware, consulting and related expenses. (See discussion above regarding the March 2001 capital lease agreement.) Historically, we have financed capital expenditures with borrowings under our credit facility and cash flow from operations. Other capital expenditures relating to normal business expenditures will be financed through working capital and our existing credit facility.

           Leases. We have long-term lease commitments and obligations at September 30, 2002 expiring at various dates through 2013 aggregating $18.2 million.

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

           Our operations, which are currently being transacted on a global basis, are exposed to variations in foreign exchange rates. Shareholders' equity was increased by a foreign currency translation adjustment of $3.8 million for the nine months ended September 30, 2002 and was reduced by $2.1 million for the nine months ended September 30, 2001. The changes in the exchange rates of the Euro and Canadian dollar, which were the principle causes of the foreign translation adjustments in the first nine months of 2002, and the changes in the Euro and British pound currencies against the American dollar, which were the principle causes of the foreign translation adjustments in the first nine months of 2001, had no material impact on the consolidated results of operations but such adjustments serve to effect our tangible net worth.

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

           We have extensive operations in certain European countries, including Germany, Italy and the United Kingdom. We also sell to additional countries in Europe. For the nine months ended September 30, 2002, approximately 11% of our net sales were in Europe. With the exception of the United Kingdom, all of the European countries in which we have operations adopted the Euro. We have not experienced, and do not anticipate that there will be, any material adverse impact on our accounting systems or our European business resulting from the adoption of the Euro and any resulting changes in European economic and market conditions. We adopted the Euro for internal systems and reporting as of January 1, 2001.

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

Forward Looking Statements

           This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may make additional written or oral forward-looking statements from time to time in filings with the Securities Exchange Commission, press releases or other statements. Statements contained in this Annual Report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures; statements regarding future operations, financing needs and anticipated compliance with financial covenants in loan agreements; plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses; plans relating to products or services; assessments of materiality; and predictions of future events and the effects of litigation, as well as assumptions relating to these statements. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations of such terms and similar expressions are intended to identify forward-looking statements.

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

           Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	our ability to sell the assets of discontinued operations for an adequate price in an appropriate time frame;

•	our ability to reduce expenses commensurate with levels of sales;

•	our ability to perform required operations in the light of staff reductions arising from expense reductions;

•	global economic and market conditions, including continuation of or changes in the current economic downturn;

•	receptivity of consumers to new consumer electronics technologies;

•	our ability to introduce new products to meet consumer need, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of our new product introductions;

•	timing of introduction by others of new products for which we sell accessories;

•	ability of first party manufacturers to manufacture and supply accessories for their products at competitive prices;

•	pressure for us to reduce prices for older products as newer technologies are introduced;

•	actions taken by our competition, including introduction of new or other competitive products and changes in pricing;

•	our ability to purchase adequate inventory (including arranging for appropriate payment terms)

•	number and nature of our customers and their product orders;

•	our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants (including both financial covenants and other affirmative obligations, including the obligations to sell assets), or to obtain appropriate waivers or modifications;

•	our ability to maintain appropriate inventory levels, including adequate levels to satisfy seasonal demands without having to utilize expedited shipping arrangements;

•	our ability to fully utilize our facilities or to find alternative uses for, or to dispose of, under-utilized facilities;

•	factors related to our foreign manufacturing, sourcing and sales (including Chinese and other foreign government regulations, trade and importation concerns and effects of fluctuations in exchange rates);

•	changes in our taxes due to changes in the mix of U.S. and non-U.S. income;

•	our ability to maintain confidential information and obtain and maintain proprietary rights;

•	effects of any pending or threatened litigation;

•	our ability to obtain and maintain key personnel;

•	the operation of our management information and computer systems and those of our customers and vendors, including the process of implementing our new Enterprise Resource Planning System;

•	environmental and other legal regulations; and

•	other risk factors which may be detailed from time to time in our Securities and Exchange Commission filings.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

           Most of our borrowings bear various rates depending on changes in the LIBOR or prime rates. As of November 15, 2002, we had approximately $160 million of principal outstanding at variable interest rates. Based on the weighted average borrowings outstanding year to date, a 100 basis point change in interest rates would result in an approximate $2.0 million change to our annual interest expense.

           Our German subsidiary entered into a 50 million Deutsche Mark factoring facility (up to approximately $25 million) with Heller Germany. We have intercompany loans (exclusive of intercompany receivables and payables for current transactions) made by Recoton Corporation and its subsidiaries to other subsidiaries in Germany and Italy which are not denominated in their home country currency. These loans expose us to exchange rate fluctuations. We have not entered into foreign currency or derivative contracts to hedge these potential intercompany exchange adjustments, which are recorded as cumulative foreign currency translation adjustments (a component of shareholders' equity because they have no fixed due dates). The outstanding foreign currency loans at September 30, 2002 (expressed in U.S. dollars at current exchange rates) are approximately $21 million.

Item 4: Controls and Procedures

           We maintain a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

           There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           JVW Enterprises, Inc. v. InterAct Accessories, Inc. JVW Enterprises, Inc. filed a complaint in the Southern District of Indiana, Indianapolis Division on September 1, 1999 alleging that three lines of steering wheel accessories sold by InterAct Accessories, Inc. infringed U.S. Patent 4,494,754. The case was moved on InterAct’s motion to the U.S. District Court for the District of Maryland, Northern District. The InterAct steering wheel accessories are made so they can be used on a surface or held underneath a video game player’s legs. The invention patented by the plaintiff is a joy stick holder that is stabilized by the player’s lower body weight. The case has been divided into infringement and, if necessary, damage portions. The infringement trial was concluded on July 3, 2002, but the court’s ruling has not yet been issued. If the court finds that one or more of the product lines in dispute infringed the patent, then damages would be assessed based on a reasonable royalty, which could be trebled if the court found the violation to be willful.

Item 2. Changes in Securities and Use of Proceeds

           In connection with the October 28, 2002 amendments to our October 31, 2000 $15 million subordinated loan agreement with lenders led by JPMorgan Chase, we repriced the existing warrants issued to the subordinated lenders to purchase an aggregate of 254,406 shares to $0.01 per share (such shares to be issued from our treasury) and extended the term of such warrants by two years. In connection with the October 28, 2002 amendments to our February 4, 1999 securities purchase agreement with The Prudential Insurance Company of America and ING Capital LLC (formerly known as ING (U.S.) Capital LLC) we issued to Prudential and ING from our treasury an aggregate of 265,000 shares of our common stock and we agreed to amend the existing registration rights agreement to give the purchasers an additional limited demand registration for the purpose of registering these newly-issued shares for resale, we repriced existing warrants issued to Prudential and ING to purchase an aggregate of 430,000 shares to $2.04 per share and extended the term of such warrants by two years and we issued new warrants to Prudential and ING to purchase an aggregate of 1,085,883 shares at $2.04 per share for five years, which warrants are cancelable if we repay the full amount of the notes due to Prudential and ING by September 30, 2003. The issuance of such shares and warrants, and any shares upon exercise of such warrants, is exempt from registration as a transaction not involving a public offering under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Submissions of Matters to a Vote of Security Holders

          Not applicable

Item 5. Other Matters

           As noted in our Form 10-Q for the quarter ended June 30, 2002, consistent with the restructuring of our video game segment, it was noted that there were several recent personnel changes: Stephen Chu, the former President of STD Holding Limited, had resigned effective as of July 31, 2002, William To had become the Managing Director of STD Holding as of July 1, 2002 and Todd Hays, the President of InterAct Accessories, Inc., was no longer active with InterAct and that we were in the process of negotiating the terms of his departure based on his existing employment agreement. We have since negotiated the terms of a separation agreement with Mr. Hays.

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits:

10.1	Amendment No. 7 made as of September 13, 2002 to the Senior Loan Agreement dated as of October 31, 2000 between the Corporation, et. al. and Heller Financial, Inc., for itself as a Lender and as Administrative Agent and Senior agent, General Electric Capital Corporation, for itself as a Lender and as Collateral Agent and Syndication Agent and the several Lenders

10.2	Amendment No. 8 to the Senior Loan Agreement made as of September 18, 2002

10.3	Amendment No. 9 to the Senior Loan Agreement made as of September 20, 2002

10.4	Amendment No. 10 to the Senior Loan Agreement made as of September 25, 2002

10.5	Amendment No. 11 to the Senior Loan Agreement, Amendment No. 3 to the Security Agreement and Amendment No. 2 to the Pledge Agreement made as of September 25, 2002

10.6	Amendment No. 12 to the Senior Loan Agreement made as of October 4, 2002

10.7	Amendment No. 13 to the Senior Loan Agreement made as of October 22, 2002

10.8	Amendment No. 14 to the Senior Loan Agreement made as of October 30, 2002

10.9	Waiver letter to the Senior Loan Agreement, dated as of November 15, 2002.

10.10	Amendment, dated as of November 4, 2002, to Employment Agreement of Robert L. Borchardt, dated January 1, 1995*

*	management contract

           (b) Reports on Form 8-K: The following reports on Form 8-K were filed in the quarter ended September 30, 2002:

Date	Item No.

August 28, 2002	Items 5 and 7 (amendments of loan agreement)

August 30, 2002	Items 7 and 9 (press release regarding loan agreement amendments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECOTON CORPORATION

/s/ Robert L. Borchardt
Robert L. Borchardt, President and Chief
     Executive Officer

/s/ Arnold Kezsbom
Arnold Kezsbom, Executive Vice President-
     Finance, Treasurer and Chief Financial
Officer

Dated: November 17, 2002

CERTIFICATIONS UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

Principal Executive Officer

I, Robert L. Borchardt, Chief Executive Officer of Recoton Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Recoton Corporation. (the "registrant")

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 17, 2002

/s/ Robert L. Borchardt
Robert L. Borchardt, President and Chief Executive Officer

Principal Financial Officer

I, Arnold Kezsbom, Chief Financial Officer of Recoton Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Recoton Corporation (the "registrant");

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 17, 2002

/s/ Arnold Kezsbom
Arnold Kezsbom, Executive Vice President-Finance, Treasurer and Chief Financial Officer

CERTIFICATIONS UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

Chief Executive Officer

The undersigned, the Chief Executive Officer of Recoton Corporation, hereby certifies that the Recoton Corporation’s Form 10-Q for the Quarter Ended September 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Recoton Corporation.

Dated: November 17, 2002

/s/ Robert L. Borchardt
Robert L. Borchardt, Chief Executive Officer

Chief Financial Officer

The undersigned, the Chief Financial Officer of Recoton Corporation, hereby certifies that Recoton Corporation’s Form 10-Q for the Quarter Ended September 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Recoton Corporation.

Dated: November 17, 2002

/s/ Arnold Kezsbom
Arnold Kezsbom, Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 7 made as of September 13, 2002 to the Senior Loan Agreement dated as of October 31, 2000 between the Corporation, et. al. and Heller Financial, Inc., for itself as a Lender and as Administrative Agent and Senior agent, General Electric Capital Corporation, for itself as a Lender and as Collateral Agent and Syndication Agent and the several Lenders

10.2	Amendment No. 8 to the Senior Loan Agreement made as of September 18, 2002

10.3	Amendment No. 9 to the Senior Loan Agreement made as of September 20, 2002

10.4	Amendment No. 10 to the Senior Loan Agreement made as of September 25, 2002

10.5	Amendment No. 11 to the Senior Loan Agreement, Amendment No. 3 to the Security Agreement and Amendment No. 2 to the Pledge Agreement made as of September 25, 2002

10.6	Amendment No. 12 to the Senior Loan Agreement made as of October 4, 2002

10.7	Amendment No. 13 to the Senior Loan Agreement made as of October 22, 2002

10.8	Amendment No. 14 to the Senior Loan Agreement made as of October 30, 2002

10.9	Waiver letter to the Senior Loan Agreement, dated as of November 15, 2002.

10.10	Amendment, dated as of November 4, 2002, to Employment Agreement of Robert L. Borchardt, dated January 1, 1995